Form 10QSB
period 1998-09-30
MAS ACQUISITION III CORP
filed 1999-01-05
CIK 1070289

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - September 30, 1998

          				OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from

            		Commission file number 0-24897

	                MAS ACQUISITION III CORP.
              (Name of Small Business Issuer in its charter)



                Delaware               			  35-1990562
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                      Identification Number)


     1710 E. Division St., Evansville, Indiana           47711
     (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code: (812) 479-7266



     Securities registered under Section 12(b) of the Act: None

     Securities registered under Section 12(g) of the Act:

               Common Stock, $.001 par value per share
                           (Title or class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.	YES [x]   NO [ ]

     As of September 30, 1998, the Registrant has outstanding 8,506,670 shares of Common Stock.

                 MAS Acquisition III Corp.

                       Form 10-QSB

                    Quarterly Report

                   September 30, 1998


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements    	 	                    Page
     Balance Sheet at December 31, 1997 and
        September 30, 1998 (unaudited)                       F-1
     Statements of Operations for the three and
        nine months ended September 30, 1998 (unaudited)     F-2
     Statement of Changes in Stockholder's Equity
        for the period from inception (July 31, 1996)
        to September 30, 1998 (unaudited)                    F-3
     Statements of Cash Flows for the three and
        nine months ended June 30, 1998 (unaudited)          F-4
     Notes to Unaudited Financial Statements                 F-5

                           MAS Acquisition III Corp.
                         (A Development Stage Company)
                                 Balance Sheet

                                               September 30,   December 31,
               ASSETS                              1998           1997
               ------                            ---------     ------------
Current assets:

  Organization costs, net of $41 and $27
    amortization                                        49            63
                                                 ---------     ---------
                                                 $      49     $      63
                                                 =========     =========

        STOCKHOLDER'S EQUITY
        --------------------

Commitments and contingencies

Stockholder's equity:
  Preferred stock, $.001 par value
    20,000,000 shares authorized                       -             -

  Common stock, $.001 par value,
    80,000,000 shares authorized, 8,506,670 shares
    issued and outstanding                              97            94
    (Deficit) accumulated during
    development stage                                  (48)          (31)
                                                 ---------     ---------
                                                        49            63
                                                 ---------     ---------
                                                 $      49     $      63
                                                 =========     =========

               See accompanying notes to financial statements.

                          MAS Acquisition III Corp.
                       (A Development Stage Company)
                          Statement of Operations

                                               Three Month     Nine Month                                                  Month
                                                  Ended          Ended
                                               September 30,  September 30,
                                                    1998          1998
                                                 ---------     ---------

Operating expenses                               $       8     $      17
                                                 ---------     ---------
Net (loss)                                              (8)          (17)
                                                 ---------     ---------

Per share information:
  Net (loss) per common share                    $  (0.00)     $  (0.00)
                                                 =========     =========

  Shares used in calculating per share amounts   8,506,670     8,506,670
                                                 =========     =========



               See accompanying notes to financial statements.

                           MAS Acquisition III Corp.
                        (A Development Stage Company)
                 Statement of Changes in Stockholder's Equity

                                                 Deficit Accumulated
                                                      During the
                                Common Stock      Development Stage    Total
                            -------------------- ------------------- ----------
     ACTIVITY                Shares      Amount
                            ---------   --------

Shares issued at inception
  for organization costs
  aggregating $90           8,500,000          90             -             90

Net loss for the period           -           -                (9)          (9)
                            ---------   ---------       ---------     --------
Balance, December 31, 1996  8,500,000          90              (9)          81
                            ---------   ---------       ---------     --------

Shares issued for
  services at $.001
  per share during
  January, 1997			  500           1                            1

Gift shares issued
  during March, 1997 at
  $.001 per share	        3,100           3                            3
Net loss for the period           -           -               (22)         (22)
                            ---------   ---------       ---------     --------
Balance December 31, 1997   8,503,600          94             (31)          63
                            ---------   ---------       ---------     --------

  Gift shares
   September 1998 @ $.001       3,070           3                            3

Net (loss) for the nine
 months ended
 September 30, 1998               -           -               (17)         (17)
                            ---------   ---------       ---------     --------
                            8,506,670          97             (48)          49
                            =========   =========       =========     ========


               See accompanying notes to financial statements.

                          MAS Acquisition III Corp.
                       (A Development Stage Company)
                          Statement of Cash Flows



                                                   Three           Nine
                                                  Months          Months
                                                  Ended           Ended
                                               September 30,   September 30,
                                                    1998           1998
                                                 ----------     ----------
Net income (loss)                                $       (8)    $      (17)
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Amortization                                          5             14
    Shares issued for services                            -            -
    Gift shares issued                                    3              3
                                                 ----------     ----------
         Total adjustments                                8             17
  Net cash provided by (used in)
    operating activities                                  -            -

  Increase (decrease) in cash                             -            -
  Cash and cash equivalents,
    beginning of period                                   -            -
                                                 ----------     ----------
  Cash and cash equivalents,
    end of period                                $        -     $      -
                                                 ==========     ==========

               See accompanying notes to financial statements.





                          MAS Acquisition III Corp.
                       (A Development Stage Company)
                       Notes to Financial Statements

Note 1. SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on July 31, 1996, in the State of Delaware.
The Company is in the development stage and its intent is to locate suitable business ventures to acquire. The Company has had no significant business activity to date and has chosen December 31, as a year end.

Cash and cash equivalents

Cash and cash equivalents consist of cash and other highly liquid debt instruments with an original maturity of less than three months.

Intangible assets

The cost of intangible assets are amortized using the straight line method over the estimated useful economic life (five years for organization costs). They are stated at cost less accumulated amortization. The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified in the periods presented.

Net loss per share

The net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation as their effect would be anti-dilutive. Shares issued at inception are considered to be outstanding for the entire period presented.

Use of Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2. STOCKHOLDERS' EQUITY

At inception the Company issued 8,500,000 shares of its $.001 par value common stock to an officer as reimbursement of organization costs paid by the officer. Fair value used for this transaction of $90 is based upon the actual cost of incorporation.

During January, 1997 the Company issued 500 shares of its $.001 par value common stock to directors as compensation valued at $1.

During March, 1997 the Company issued 3,100 shares of its common stock to 31 foreign citizens as a gift with an aggregate fair value of $3.

During September, 1998 the Company issued 3,070 shares of its common stock to 118 foreign citizens as a gift with an aggregate fair value of $3.

Note 3. INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset related to the operating loss carryforward has been fully reserved.

The Company currently has net operating loss carryforwards aggregating approximately $48 which expire in 2011 and 2012.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

  The following discussion should be read in conjuction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - July 31, 1996 (Inception) through September 30, 1998.

  The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

  The Company has no cash as of September 30, 1998.


Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  The Company did not file any reports on Form 8-K during the quarter ended
September 30, 1998.



SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MAS ACQUISITION III CORP.



Date: December 31, 1998

                           By: /s/ Aaron Tsai
                               ----------------------------------
                               Aaron Tsai
			       President, Chief Executive Officer
			       Treasurer and Director

Date: December 31, 1998

                           By: /s/ Chia-Lun Tsai
                               ----------------------------------
                               Chia-Lun Tsai
                               Vice President and Director


