Form 10QSB
period 1999-03-31
SURGILIGHT INC
filed 1999-05-24
CIK 1070289

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - March 31, 1999

          				OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from

            		Commission file number 0-24897

	                        SurgiLight, Inc.
              (Name of Small Business Issuer in its charter)



                Delaware               			  35-1990562
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                      Identification Number)


     7055 University Blvd, Winter Park, Florida          32792
     (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code: (407) 657-6500



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

     As of March 31, 1999, the Registrant has outstanding 11,500,000 shares of Common Stock.

                     SurgiLight, Inc.

                       Form 10-QSB

                    Quarterly Report

                     March 31, 1999


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements    	 	                    Page
     Consolidated Balance Sheets at March 31, 1999 and
        March 31, 1998 (unaudited)                           F-1
     Consolidated Statements of Operations for the three
        months ended March 31, 1999 and
        March 31, 1998 (unaudited)                           F-2
     Consolidated Statements of Cash Flows for the three
        month ended March 31, 1999 and
        March 31, 1998 (unaudited)                           F-3
     Consolidated Statements of Changes in Stockholder's
        Equity for the years ended December 31, 1998 and
        December 31, 1997 and for the three months ended
        March 31, 1999 and March 31, 1998. (unaudited)       F-4
     Notes to Unaudited Financial Statements                 F-5

             SURGILIGHT, INC.

     CONSOLIDATED FINANCIAL STATEMENTS
              (Unaudited)

       FOR THE THREE MONTHS ENDED
         MARCH 31, 1999 AND 1998

                    Rachel L. Siu
             Certified Public Accountant
             5100 Old Howell Branch Road
               Winter Park, FL  32792



SurgiLight, Inc.
7055 University Blvd.
Winter Park, FL  32792



We have compiled the accompanying Consolidated Balance Sheets of SurgiLight, Inc. as of March 31, 1999 and 1998 and related Statements of Operations for the three months ended March 31, 1999 and March 31, 1998, in accordance with statements on standards for accounting and review services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express and opinion or any other form of assurance on them.

Management has elected to omit substantially all the disclosures ordinarily included in the financial statements. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.




Rachel L. Siu
Winter Park, Florida
April 30, 1999

                    SURGILIGHT, INC.

              CONSOLIDATED BALANCE SHEETS
                      (Unaudited)

                                             Three Months Ended
                                           March, 31     March, 31

                                             1999          1998
 	                                   ---------     ---------
ASSETS

Current Assets
  Cash                                   $   434,381   $    42,180
  Accounts Receivables, Net                  228,375        59,000
  Inventory                                  876,708     1,359,165
  Other Current Assets                         2,500             -
                                           ---------     ---------
  Total Current Assets                     1,541,964     1,460,345

Property & Equipment, Net                  1,156,591       493,673

Intangibles, Net                             146,694       160,045

Other Assets                                 203,051         2,671
                                           ---------     ---------
  Total Assets                           $ 3,048,300   $ 2,116,734
                                           =========     =========
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                       $   174,125        91,418
  Accrued Expenses                            19,872        52,935
  Other Current Liabilities                  482,132       102,500
                                           ---------     ---------
  Total Current Liabilities                  676,129       246,853

Long-term Liabilities                         56,095             -
                                           ---------     ---------
  Total Liabilities                          732,223       246,853

Stockholders' Equity
  Common Stock                             4,048,364     4,036,446
  Paid In Capital                            571,680             -
  Accumulated Deficit                     (2,303,968)   (2,166,565)
                                           ---------     ---------
  Total Stockholders' Equity               2,316,076     1,869,881
                                           ---------     ---------
Total Liabilities &
   Stockholders' Equity                  $ 3,048,300   $ 2,116,734
                                           =========     =========

                           SURGILIGHT, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                             Three Months Ended

                                           March, 31     March, 31

                                              1999          1998
                                           ----------    ----------
Net Sales                                $   554,686   $   204,377
Cost of Goods Sold                            80,861        20,020
                                           ----------    ----------
Gross Profit                                 473,825       184,357
General and Administrative
  Expenses                                   469,651       230,030
                                           ----------    ----------
Operating Income (Loss)                        4,174       (45,673)

Other Income (Expenses)
  Interest Expense                               (16)            -
  Interest Income                              3,443           659
                                           ----------    ----------
Net Income (Loss)                        $     7,601   $   (45,014)
                                           ==========    ==========


Diluted Earnings Per Share (Loss)        $     0.001   $    (0.450)

Weighted Average Number of
   Diluted Shares Outstanding              6,124,614       100,000

                                F-2

                           SURGILIGHT, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                             Three Months Ended
                                           March, 31     March, 31
                                              1999          1998
                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $    7,601    $  (45,014)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
    Depreciation                              52,166        20,299
    Amortization                               3,333         3,340

    Increase (Decrease) in:
      Receivables                            (72,246)      (59,000)
      Inventory                              (95,856)     (163,792)
      Loans Receivable                        (2,500)            -
      Accounts Payable                        27,881        15,710
      Accrued Expenses                           (65)            -
                                           ----------    ----------
        Net cash provided (used) by
              operating activities           (79,686)     (228,457)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of equipment                    (119,013)            -
                                           ----------    ----------
        Net cash provided (used) by
              investing activities          (119,013)            -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowing          104,727             -
  Repayment of long-term borrowing                 -      (948,251)
  Capital Contributions                      337,686     1,137,998
                                           ----------    ----------
        Net cash provided (used) by
              financing activities           442,413       189,747
                                           ----------    ----------
NET INCREASE (DECREASE) IN CASH              243,714       (38,710)
CASH, beginning of period                    190,667        80,891
                                           ----------    ----------
CASH, end of period                      $   434,381   $    42,181
                                           ==========    ==========

                                SURGILIGHT, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                   Dec., 31     March, 31      Dec., 31      March,31
                     1998          1999          1997          1998
                 ----------    ----------    ----------    ----------
Capital Stock   $ 4,048,363   $ 4,048,364   $ 2,898,448   $ 4,036,446

Additional
Paid In Capital     233,994       571,680             -             -

Deficit          (2,311,569)   (2,303,968)   (2,121,551)   (2,166,565)
                 ----------    ----------    ----------    ----------

Total           $ 1,970,788   $ 2,316,076   $   776,897   $ 1,869,881
                 ==========    ==========    ==========    ==========


NOTES FOR FIRST QUARTER FINANCIAL STATEMENTS

1. The weighted average number of diluted shares is: 6,124,614 shares for the first quarter of 1999 and 100,000 shares for the first quarter of 1998. As of March 31, 1999 the Company has a total outstanding shares of 11,500,000 common stocks and no stock options or warrants have been issued. The increased number of outstanding shares is attributed to the mergers and/or acquisitions and certain technology licensing right. For greater details, see the Company's SEC Schedule 14f-1 filed on March 31, 1999.

2. The consolidated revenue for the first quarter, 1999 is attributed from the Company's divisions of Laser Technology (for sales of laser systems), Cosmetic Mobile Center in Ft. Lauderdale, FL and the Laser Vision Centers in Plantation, FL and Centers outside the US. The Plantation Vision Center has a gross revenue of about $412,500 or about 74% of the quarter consolidated revenue. The cosmetic center has a gross revenue of about $70,370, or about 13%. The rest of the revenue about 13% is from system sales. The Company's strategy is to focus on the recurring revenue and income from the laser centers operation. The Company, however, will continue to develop new products for new markets mainly outside US. These new products shall include diode lasers for microsurgery, infrared laser for vision correction and the Company's patent pending new technology for presbyopia correction.

3. The Company foresees to keep the fast growth rate in revenue and profit in future quarters by the expected new centers and sales of new products. However there can be no assurance that the Company will be successful in maintaining its current growth in revenue and profit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

  In our Management's Discussion and Analysis of Financial Condition and Results of Operations we review our past performance and, where appropriate, state our expectations about future activity in forward-looking statements. Our future results may differ from our expectations.

OVERVIEW

  The Company currently has three divisions: 1) the Laser  Technology,  2)
the Laser Vision Centers, 3) the Cosmetic Mobile Laser Centers and 4) the Thermal Infrared Technology. In laser technology division , we develop and conduct research for lasers in the UV and infrared spectra for applications including vision correction and microsurgery. We also conduct clinical trials outside US for various new applications. We currently operate 14 laser vision centers internationally and one Vision Center in Plantation, FL and one cosmetic laser center in Florida. For the thermal infrared technology , we develop and market thermal infrared systems used in search and secure, security and law enforcement. These technologies may also apply for medical uses in thermal imaging of tissues and patient body.

  The Company's strategy is to focus on the recurring revenue and income from the laser centers operation. The Company, however, will continue to develop new products for new markets mainly outside US. These new products shall include diode lasers for microsurgery, infrared laser for vision correction and the Company's patent pending new technology for presbyopia correction.

  The medical laser industry is new and needs the approval from FDA prior to marketing in US. Our competitors are significantly larger in financial and several of them have now received FDA approval in vision correction using excimer lasers. We will face increased competition from manufacturers of vision correction lasers and from company operating laser centers in US and internationally. Our medical lasers will need either 510(K) approval or IDE clinical trials which may take few years to complete the final approval prior to our market in US. Prior to the market approval, our medical products will be limited to international sales and these products needed to be manufactured at our Panama facility. For laser vision corrections using UV lasers, there are several existing patents which may prohibit our sales of the vision correction lasers without obtaining a license. The Company has two pending patents for the use of infrared lasers in replacing the UV lasers used by most of our competitors. However, prior to the market approval in US these new products will be limited to international sales. To increase the Center revenue, we have developed promotion marketing programs for our existing centers and plan to increase the number of centers by either establishing new centers or acquiring existing centers. The existing surgeons who currently worked at our Laser Centers may leave the Company if they decide to operate their own Center or join other Centers which may offer a better terms. All of these factors may influence our systems sales and income from laser centers. Accordingly, our past results may not be useful in predicting our future results.

RESULTS OF OPERATIONS

  Revenues for first quarter, 1999 were $554,686, compared with $204,377 in the same period of 1998. The revenue growth of 270% in the first quarter of this year is attributed mainly to the growth of the Plantation Vision Center which performed 280 cases in this quarter, compared with 172 cases for the previous quarter.

  For the first quarter of 1999, the Company reported an operation income of $54,540, excluding the facility depreciation of $46,940. The net income (after the facility depreciation) of the first quarter of 1999 was $7,601; or $0.001 per share, compared with a net loss of $35,918, or $0.36 per share for the same period in 1998.

  The consolidated revenue for the first quarter, 1999 is attributed from the Company's divisions of Laser Technology (for sales of laser systems), Cosmetic Mobile Center in Ft. Lauderdale, FL and the Laser Vision Centers in Plantation, FL and Centers outside the US. The Plantation Vision Center has a gross revenue of about $412,500 or about 74% of the quarter consolidated revenue. The cosmetic center has a gross revenue of about $70,370, or about 13%. The rest of the revenue about 13% is from system sales. The system sale for the first quarter was counted from the deposit of one new laser center contract in China which will also generate recurring income. The Company's strategy is to focus on the recurring revenue and income from the laser centers operation. Therefore the revenue from system sales will not be expected to grow as fast as centers revenue until the new products are developed or approved for market.

  The Company foresees to keep the fast growth rate in revenue and profit in future quarters by the expected new centers and sales of new products. However there can be no assurance that the Company will be successful in maintaining its current growth in revenue and profit.

LIQUIDITY AND CAPITAL RESOURCES

  The net cash increased $243,14 due mainly to the capital contribution via a private placement and the operational income generated in this quarter.

  The Company anticipates that its current cash, cash equivalents, as well as anticipated cash flows from operations and additional capital contribution from private placement, will be sufficient to meet its working capital and capital equipment needs at least through the next twelve months.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SurgiLight, Inc.



Date: May 21, 1999

                           By: /s/ J. T. Lin
                               ----------------------------------
                               J. T. Lin
			       President, Chief Executive Officer
			       and Director