Form 10QSB
period 1999-06-30
SURGILIGHT INC
filed 1999-08-02
CIK 1070289

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - June 30, 1999

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

               Common Stock, $.0001 par value per share
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

     As of June 30, 1999, the Registrant has outstanding 11,500,000 shares of Common Stock.

                     SurgiLight, Inc.

                       Form 10-QSB

                    Quarterly Report

                     June 30, 1999


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements    	 	                    Page
     Balance Sheets for the three months ended March 31,
       1998 and 1999, and six months ended June 30, 1999
       and 1998 (unaudited)                                 F-1
     Statements of Operations for the three months ended
       March 31, 1999 and 1998, and six months ended
       June 30, 1999 and 1998 (unaudited)                   F-2
     Statements of Cash Flows for the three months
      ended March 31,1999 and 1998, and six months ended
      June 30, 1999 and 1998 (unaudited)                    F-3
     Statements of Changes in Stockholder's
       Equity for the three months ended June 30, 1999
       and 1998 and for the six months ended
       June 30, 1999 and 1998 (unaudited)                   F-4
     Notes to Unaudited Financial Statements                F-5

                        SURGILIGHT, INC.
                     FINANCIAL STATEMENTS
                          (Unaudited)

                   FOR THE SIX MONTHS ENDED
                    JUNE 30, 1999 AND 1998

                         Rachel L. Siu
                 Certified Public Accountant
                 5100 Old Howell Branch Road
                    Winter Park, FL  32792






SurgiLight, Inc.
7055 University Blvd.
Winter Park, FL  32792



We have compiled the accompanying Balance Sheets of SurgiLight, Inc. as of June 30, 1999 and 1998 and related Statements of Operations for the six months ended June 30, 1999 and June 30, 1998, in accordance with statements on standards for accounting and review services issued by the American Institute of Certified Public Accountants.

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



/s/ Rachel L. Siu
Rachel L. Siu
Winter Park, Florida
July 27, 1999

                            SURGILIGHT, INC.

                            BALANCE SHEETS
                              (Unaudited)
                             IN THOUSANDS

                            Three Months Ended      Six Months Ended
                          March, 31   March, 31    June, 30  June, 30

                            1999        1998        1999       1998
	                  --------    --------     -------    -------
ASSETS

Current Assets
  Cash                      $   435   $      42      $  532     $   87
  Accounts Receivables, Net     228          59         232         25
  Inventory                     879       1,359         948      1,338
  Other Current Assets            3           -           -          -
                            -------     -------     -------    -------
  Total Current Assets        1,545       1,460       1,712      1,450

Property & Equipment, Net     1,157         483       1,105        451

Intangibles, Net                147         160         144        157

Other Assets                    203           3         203          3
                            -------     -------     -------    -------
  Total Assets              $ 3,052     $ 2,106     $ 3,164    $ 2,061
                            =======     =======     =======    =======

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable          $   176          91         106         -
  Accrued Expenses               20          53          20        53
  Other Current Liabilities     433         103         375         -
                            -------     -------     -------   -------
  Total Current Liabilities     629         247         501        53

Long-term Liabilities           105           -          91       103
                            -------     -------     -------   -------
  Total Liabilities             734         247         592       156

Stockholders' Equity
  Common Stock                4,143       4,037       4,294     4,076
  Paid In Capital               572           -         572         -
  Accumulated Deficit        (2,397)     (2,178)     (2,294)   (2,171)
                            -------     -------     -------   -------
  Total Stockholders' Equity  2,318       1,859       2,572     1,905
                            -------     -------     -------   -------
Total Liabilities &
   Stockholders' Equity     $ 3,052     $ 2,106     $ 3,164   $ 2,061
                            =======     =======     =======   =======


                               SURGILIGHT, INC.

                          STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                IN THOUSANDS

                         Three Months Ended         Six Months Ended

                        March, 31     March, 31    June, 30    June, 30

                             1999       1998         1999       1998
                           --------    -------     --------    -------
Net Sales                   $  564     $  204      $ 1,412      $ 520
Cost of Goods Sold             190         20          533        105
                           --------    -------     --------    -------
Gross Profit                   374        184          879        415

General and Administrative
  Expenses                     372        241          771        467
                            -------     ------      -------    -------
Operating Income (Loss)          2        (57)         108        (52)

Other Income (Expenses)
  Interest Expense              (2)         -           (6)         -
  Interest Income                4          1            6          2
                            -------    -------      -------    -------
Net Income (Loss)           $    4     $  (56)      $  108     $  (50)
                            =======    =======      =======    =======


                         SURGILIGHT, INC.

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                          IN THOUSANDS

                                          Three Months     Six Months
                                              Ended          Ended
                                            March, 31      June, 30

                                         1999     1998   1999    1998
                                       -------  ------- ------  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    $     4  $  (56) $  108  $ (58)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation                          52       31    105     63
      Amortization                           3        3      7      7

    Increase (Decrease) in:
      Receivables                          (72)     (59)   (76)   (25)
      Inventory                           (103)    (164)  (172)  (143)
      Loans Receivable                      (3)       -      -      -
      Accounts Payable                      28       16    (42)   (76)
      Prepaid Expenses                       3        -      3      -
                                         ------    ----- ------  -----
        Net cash provided (used) by
              operating activities         (88)    (228)   (67)  (224)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of equipment                  (119)       -   (119)     -
                                          -----    -----  -----  -----
        Net cash provided (used) by
              investing activities        (119)       -   (119)     -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowing        105        -     91      -
  Repayment of long-term borrowing           -     (948)     -   (948)
  Capital Contributions                    339    1,138    489  1,178
  Repayment of Short-Term Borrowing          -        -    (59)     -
                                          -----   ------  ----- ------
        Net cash provided (used) by
              financing activities         444      190    521    230
                                          -----   ------  ----- ------
NET INCREASE (DECREASE) IN CASH            237      (38)   335      6
CASH, beginning of period                  197       81    197     81
                                          -----   ------ ------ ------
CASH, end of period                      $ 434    $  42  $ 532  $  87
                                         =====    ====== ====== ======


                                SURGILIGHT, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                 IN THOUSANDS


                  March, 31    March, 31     June, 30      June, 30

                     1999          1998         1999          1998
                 ----------    ----------    ----------    ----------
Capital Stock     $  4,143      $  4,037      $  4,294      $  4,076

Additional
Paid In Capital        572             -           572             -

Deficit             (2,397)       (2,178)       (2,294)       (2,172)
                 ----------    ----------    ----------    ----------

Total             $  2,318      $  1,859      $  2,572      $  1,904
                 ==========    ==========    ==========    ==========

</TABLLE>


NOTES FOR SECOND QUARTER FINANCIAL STATEMENTS

1. The weighted average number of diluted shares is 8,827,158 shares for the second quarter 1999, compared with 6,124,614 shares for the first quarter 1999 and 100,000 shares for the first quarter of 1998. The increase of the weighted average shares is attributed to the acquisitions of the laser technology, laser centers and the thermal imaging technology. Details of the terms of acquisitions were reported in the
Schedule 14f-1. As of June 30, 1999 the Company has a total outstanding of 11,500,000 shares of common stock.

2. The total revenue for the second quarter 1999 is $847,637, which is attributed from the Company's four divisions: Laser Technology (for sales of laser systems), Cosmetic Mobile Center in Ft. Lauderdale, FL, the Laser
Vision Centers in Plantation, FL and Centers outside the US. The Laser
Vision Centers have a gross revenue of $644,065 or 76% of the total quarterly revenue. The cosmetic center has a gross revenue of $78,577, or 9% of the total quarterly revenue. $124,342 or 15% of the total quraterly revenue is from system sales. The Company's strategy is to focus on the recurring revenue and income from the laser centers operation. The Company, however, will continue to develop new products for new markets mainly outside
US. These new products shall include diode lasers for microsurgery, infrared laser for vision correction and the Company's patent pending new technology for presbyopia correction. (See also Part II, ITEM 5, for greater details)

3. The Company foresees to keep the fast growth rate in revenue and profit in future quarters by the expected new centers and sales of new products.
However there can be no assurance that the Company will be successful in maintaining its current growth in revenue and profit.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

  In our Management's Discussion and Analysis of Financial Condition and
Results of Operations we review our past performance and, where appropriate, state our expectations about future activity in forward-looking statements.
Our future results may differ from our expectations.

OVERVIEW

  The Company currently has four divisions: 1) the Laser  Technology,  2)
the Laser Vision Centers,  3) the Cosmetic Mobile Laser Centers and  4) the
Thermal Infrared Technology. In laser technology division , we develop and conduct research for lasers in the UV and infrared spectra for applications including vision correction and microsurgery. We also conduct clinical trials outside US for  various new applications. We currently operate 15 laser vision centers internationally and one Vision Center in  Plantation, FL and one
cosmetic laser center  in Florida. For the thermal infrared technology , we develop and market thermal infrared systems used in search and secure, security and law enforcement. These technologies may also apply for medical uses in thermal imaging of tissues and patient body.

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

RESULTS OF OPERATIONS

  Revenues for the second quarter 1999 is $847,637 or 50% growth, compared to $564,186 during the first quarter 1999. Revenue for the second quarter 1999 represents a 168% growth, compared to $316,000 during the second quarter 1998.
The revenue growth for the second quarter 1999 is attributed mainly to the higher number of procedures performed at the Plantation Vision Center. In addition, revenue increase also attributed by the sales from EMX division for the infrared thermal imaging systems. The revenue from cosmetic laser centers also increased 18% during the second quarter 1999 compared with the first quarter
1999.

   For the second quarter 1999, the Company reported an operation income of $156,431, excluding the facility depreciation of $52,431. The net income (after the facility depreciation) during the second quarter 1999 is $104,000 or $0.01 per share compared with a net income of $4,000 or $0.00 per share for the same period during 1998.

  The total revenue for the second quarter 1999 is $847,637, which is attributed from the Company's four divisions: Laser Technology (for sales of laser systems), Cosmetic Mobile Center in Ft. Lauderdale, FL, the Laser
Vision Centers in Plantation, FL and Centers outside the US. The Laser
Vision Centers have a gross revenue of $644,065 or 76% of the total quarterly revenue. The cosmetic center has a gross revenue of $78,577, or 9% of the total quarterly revenue. $124,342 or 15% of the total quraterly revenue is from system sales. The Company's strategy is to focus on the recurring revenue and income from the laser centers operation. The Company, however, will continue to develop new products for new markets mainly outside
US. These new products shall include diode lasers for microsurgery, infrared laser for vision correction and the Company's patent pending new technology for presbyopia correction. (See also Part II, ITEM 5, for greater details)
The revenue from system sales is not expected to grow as fast as revenue from the centers until new products are developed or approved for marketing.

   During the second quarter 1999, the Company delivered two laser systems from its Panama Free Zone facility for clinical trials and market promotion purposes: one to Caro, Egypt and another to Tokyo, Japan. Two more semi-assembled systems are in inventory in Panama for future sales. The increase in inventory for the second quarter 1999 compared to the first quarter 1999 is attributed from the laser system inventory at Panama and optical components and lenses at our EMX division.

   The Research and Development expense is $25,750 for the second quarter 1999, which is similar to the first quarter 1999. However, the Company expects an increase in R&D and clinical trial cost for the next few quarters. The new product development and clinical trials shall include two infrared laser systems for microsurgery and presbyopia and one UV laser for skin treatment, where clinical trials will be conducted both in the US and internationally.
The Company has on-going clinical trials at Caracas, Venezuela for laser presbyopia reversal and at Mt. Sinai Hospital, New York, for UV-laser skin treatments. (See Prat II, ITEM 5 for greater details).

  The Company expects to keep the fast growth rate in revenue and profit in future quarters based on the expected new centers and sales of new products.
However there can be no assurance that the Company will be successful in maintaining its current growth rate.

LIQUIDITY AND CAPITAL RESOURCES

  The net cash increased $98,000 mainly from the capital contribution from one accredit investor and the operational income generated during this quarter.

  The Company anticipates that its current cash, cash equivalents, as well as anticipated cash flows from operations and additional capital contribution from private placements, will be sufficient to meet its working capital and capital equipment needs at least through the next twelve months. The Company expects to raise addition funds via private placements during the third quarter 1999.


Part II.  OTHER INFORMATION

  The Company is currently conducting clinical trials at Caracas, Venezuala for the treatment of presbyopia patients using the Company's patent pending technology. Laser presbyopia correction has a worldwide potential procedure revenue of over $500 billions. The Company believes that it is the first
Company successfully developed the technology and the only Company that began clinical trial treatment using laser for presbyopia. The clinical results will be reported at the Fall World Refractive Surgery Symposium in October 1999 held at Orlando, Florida.

  The Company has another on-going clinical trial at Mt. Sinai Hospital, New
York, using a UV-laser for the treatment of Psoriasis and vilitigo which affect a worldwide population of about 2% or 100 millions, according to the report by Dr. Spencer at Mt. Sinai Hospital, NY. Clinical results will be reported by Dr. Spencer in the Summer Conference of Dermatology.

   The Company has recently developed and announced a new method of topography linked computer simulation using the "mesh-point method" (MPM) at the Summer World Refractive Surgery Symposium (July 16-18, 1999, Miami,
FL). The Company believes that its MPM technology is the first and the only true topolink software and will offer customized corneal reshaping using a scanning laser.

   The Company will continue its R&D for several new products including the UV-laser for skin treatment (market approval is expected in 2000, if a 510K approval can be completed) and the new infrared lasers for microsurgery and vision correction, which will take several years for the US market approval.
However, international marketing will start during early part of year 2000.
However there can be no assurance that the Company will be successful in completing the clinical trials and obtain necessary approvals as scheduled.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  The Company filed a current report on Form 8-K and two amendment reports on Form 8-K/A during the second quarter 1999, disclosing details of merger transactions and change in certifying accountant.



SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SurgiLight, Inc.



Date: July 30, 1999

                           By: /s/ J. T. Lin
                               ----------------------------------
                               J. T. Lin
			       President, Chief Executive Officer
			       and Director


