Form 10QSB/A
period 1999-06-30
SURGILIGHT INC
filed 1999-08-12
CIK 1070289

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB/A

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
     Balance Sheets for the three months ended March 31,
       1998 and 1999, and six months ended June 30, 1999
       and 1998 (unaudited)                                 F-1

     Statements of Operations for the three months ended
       March 31, 1999 and 1998, and six months ended
       June 30, 1999 and 1998 (unaudited)                   F-2

     Statements of Cash Flows for the three months
      ended March 31,1999 and 1998, and six months ended
      June 30, 1999 and 1998 (unaudited)                    F-3

     Statements of Changes in Stockholder's
       Equity for the three months ended March 31, 1999 and
       1998 and for the six months ended
       June 30, 1999 and 1998 (unaudited)                   F-4

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
                            =======    =======      =======    =======

                         SURGILIGHT, INC.

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                          IN THOUSANDS

                                          Three Months     Six Months
                                              Ended          Ended
                                            March, 31      June, 30

                                         1999      1998   1999    1998
                                        ------    -----  ------  -----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    $     4  $  (56) $  108  $ (58)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation                          52       31    105     63
      Amortization                           3        3      7      7

    Increase (Decrease) in:
      Receivables                          (72)     (59)   (76)   (25)
      Inventory                           (103)    (164)  (172)  (143)
      Loans Receivable                      (3)       -      -      -
      Accounts Payable                      28       16    (42)   (76)
      Prepaid Expenses                       3        -      3      -
                                         ------    ----- ------  -----
        Net cash provided (used) by
              operating activities         (88)    (228)   (67)  (224)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of equipment                  (119)       -   (119)     -
                                          -----    -----  -----  -----
        Net cash provided (used) by
              investing activities        (119)       -   (119)     -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowing        105        -     91      -
  Repayment of long-term borrowing           -     (948)     -   (948)
  Capital Contributions                    339    1,138    489  1,178
  Repayment of Short-Term Borrowing          -        -    (59)     -
                                          -----   ------  ----- ------
        Net cash provided (used) by
              financing activities         444      190    521    230
                                          -----   ------  ----- ------
NET INCREASE (DECREASE) IN CASH            237      (38)   335      6
CASH, beginning of period                  197       81    197     81
                                          -----   ------ ------ ------
CASH, end of period                      $ 434    $  42  $ 532  $  87
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
                 ==========    ==========    ==========    ==========

NOTES FOR SECOND QUARTER FINANCIAL STATEMENTS

1. The weighted average number of diluted shares is 9,356,573 shares for the second quarter 1999, compared with 7,421,280 shares for the first quarter 1999 and 100,000 shares for the first quarter of 1998. The increase of the weighted average shares is attributed to the acquisitions of the laser technology, laser centers and the thermal imaging technology. Details of the terms of acquisitions were reported in the
Schedule 14f-1. As of June 30, 1999 the Company has a total outstanding of 11,480,000 shares of common stock.

2. The total revenue for the second quarter 1999 is $847,637, which is attributed from the Company's four divisions: Laser Technology (for sales of laser systems and infrared thermal image), Cosmetic Mobile Center in Ft. Lauderdale, FL, the Laser Eye Centers in Plantation, FL and Centers outside the U.S. The Laser Eye Centers have a gross revenue of $644,065 or 76% of the total quarterly revenue. The cosmetic center has a gross revenue of $78,577, or 9% of the total quarterly revenue. $124,342 or 15% of the total quarterly revenue is from system sales. The Company's strategy is to focus on the recurring revenue and income from the laser centers operation. The Company, however, will continue to develop new products for new markets mainly outside the U.S. These new products shall include diode lasers for microsurgery, infrared laser for vision correction and the Company's patent pending new technology for presbyopia correction. (See also Part II, ITEM 5, for greater details)

3. The Company foresees to keep the fast growth rate in revenue and profit in future quarters by the expected new centers and sales of new products. However there can be no assurance that the Company will be successful in maintaining its current growth in revenue and profit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

  In our Management's Discussion and Analysis of Financial Condition and Results of Operations we review our past performance and, where appropriate, state our expectations about future activity in forward-looking statements. Our future results may differ from our expectations.

OVERVIEW

    The Company currently has four divisions: 1)the Laser Technology, 2) the Laser Eye Centers, 3) the Cosmetic Mobile Laser Centers and 4) the Thermal Infrared Technology. In the Laser Technology division, we develop and conduct research for lasers in the UV and infrared spectra for applications including vision correction and microsurgery. We also conduct clinical trials outside the U.S. for various new applications. The Company currently operates 15 Laser Eye Centers (LEC) internationally and one Laser Eye Center and one Cosmetic Mobile Laser Center (CMLC) in Florida. For the thermal infrared technology, we develop and market thermal infrared systems used in search and secure, security and law enforcement. These technologies may also apply for medical uses in thermal imaging of tissues and patient body.

   The Company's strategy is to focus on the recurring revenue and income from the laser centers operation. The Company, however, will continue to develop new products for new markets mainly outside the U.S. These new products shall include diode lasers for microsurgery, UV laser for skin treatments, infrared lasers for vision correction and the Company's patent pending new technology for presbyopia correction. There are several public companies currently operating Laser Centers for vision corrections which are much bigger than the Company, including TLC Laser Center, Laser Vision Center Inc. (LCVI),
LCA Vision Center and Omega Healthcare. The Company has no connection or affiliation with any of the competitors mentioned above.

   The Company believes that it is the only company operating Laser Centers for both vision corrections and cosmetic/dermatology applications and has the in-house technologies to support and/or up-grade the systems used in its Centers. The Company's start-up system cost for international Laser Centers, in which systems were made by the Company, is only 30% of that of its competitors which purchase systems from others. However there can be no assurance that the Company will be successful in operating both Centers without suffering future competitions from those that may operate Centers in both areas and also own the in-house technology.

   The presbyopia worldwide potential procedure income is estimated to be over $500 billions, since almost 100% of the worldwide population for ages older than 50-60 will become presbyopia. The current treatments for presbyopia including implants and diamond-knife incision which have drawbacks of being a complex surgical procedure and require a lot of the surgeon's experience. Another method is to use a Ho:YAG laser for monovision correction, a clinical trial system made by Sunrise
Technology. This method however can only treat one eye for near view and requires the second eye un-treated to see far.

  The Company's new method of using laser for presbyopia reversal (LPR) has advantages of a being precise, fast and simple procedure which does not require surgeon's experience. The LPR procedure will have less complications and be more stable than the mechanical, non-laser methods. The Company is currently conducting clinical trials in Venezuela and the results have been submitted for presentation at the Fall World Refractive Surgery Symposium (Orlando, Oct. 24-26, 1999). The Company believes that it is the first and the only company offering the LPR which is now limited to the international market prior to the US approval. However there can be no assurance that the Company will be successful in protecting its proprietary technologies or in completing its market approval in the U.S. on schedule. (See ITEM 5 of Part II in this filing for greater details).

1   The Company believes that it is the only company currently owning both the ultraviolet (UV) and infrared (IR) laser technologies for vision corrections. For vision corrections using UV lasers, there are several existing patents which may prohibit our sales of the UV lasers without obtaining a license. The Company has two pending patents for the use of IR lasers which has the potential of replacing the existing UV lasers used by most of its competitors including Visx, Summit, Bausch & Lomb, LaserSight, Nidek, Schwind and Meditec. The IR lasers, the Company believes, will be safer than the UV lasers which may have potential risk of long-term biological complications. However, prior to the market approval in US the Company's new products will be limited to international sales. The Company believes that its Infrared (IR) lasers for vision corrections will be protected by its proprietary technology and its pending patents. In addition, the users of the Company's IR lasers will not have to pay the license fee or royalty fee which are required for the use of UV lasers. Currently, the UV laser royalty fee in the U.S. is about $250 per case paid to the patent owners Visx and Summit. The UV laser manufacturers also need to pay the IBM-patent fee of about 3%-7% of their sale price. Without paying these fees, the Company believes that its IR lasers will have advantages in both profit margin and the market competitions. However there can be no assurance that the Company will be successful in protecting its proprietary and pending patents to avoid these license and or royalty fees.

   The medical laser industry is new and needs the approval from FDA prior to marketing in the U.S. Our competitors are significantly larger in their financial condition and several of them have now received FDA approval in vision correction using excimer lasers. We will also face increased competition from manufacturers of vision correction lasers and from companies operating laser centers in the U.S. and internationally. The Company's medical lasers will need either 510(K) approval, which takes only 6-12 months, or PMA and IDE approvals which may take a few years to complete prior to the market approval in the U.S. Prior to these market approvals, the Company's medical products will be limited to international sales and these products need to be manufactured at our Panama facility. The Company believes that its UV-laser for dermatology uses and the waterjet system (made by VisiJet and marketed by the Company in certain countries) will only need 510(K) approval. The other new products of the Company will require PMA approval. However there can be no assurance that the Company will be successful in obtaining these market approvals as scheduled.

   To increase the Center revenue, the Company has developed promotion marketing programs for our existing centers and plans to increase the number of centers by either establishing new centers or acquiring existing centers. These marketing programs include: direct mailing to high incomes, bonuses offered to employees of big firms, and advertisements in media. The Company's Plantation Eye Center currently has over 15 surgeons using the excimer laser facility. These existing surgeons however may leave the Company if they decide to operate their own Center or join other Centers offering a better term than the Company. All of these factors may influence our systems sales and income from laser centers. Accordingly, our past results may not be useful in predicting our future results.

RESULTS OF OPERATIONS

  Revenues for the second quarter 1999 is $847,637 or 50% growth, compared to $564,186 during the first quarter 1999. Revenue for the second quarter 1999 represents a 168% growth, compared to $316,000 during the second quarter 1998. The revenue growth for the second quarter 1999 is attributed mainly to the higher number of procedures performed at the Plantation Eye Center. In addition, revenue increased also attributed from the sales of the EMX division for the infrared thermal imaging systems. The revenue from cosmetic laser centers also increased 18% during the second quarter 1999 compared with the first quarter 1999.

   For the second quarter 1999, the Company reported an operation income of $156,431, excluding the facility depreciation of $52,431. The net income (after the facility depreciation) during the second quarter 1999 is $104,000 or $0.01 per share compared with a net income of $4,000 or $0.00 per share for the same period during 1998.

  The total revenue for the second quarter 1999 is $847,637, which is attributed from the Company's four divisions: Laser Technology (for sales of laser systems), Cosmetic Mobile Center in Ft. Lauderdale, FL, the Laser
Eye Centers in Plantation, FL and Centers outside the U.S. The Laser
Eye Centers have a gross revenue of $644,065 or 76% of the total quarterly revenue. The cosmetic center has a gross revenue of $78,577, or 9% of the total quarterly revenue. $124,342 or 15% of the total quarterly revenue is from system sales. The Company's strategy is to focus on the recurring revenue and income from the laser centers operation. The Company, however, will continue to develop new products for new markets mainly outside the U.S. These new products shall include diode lasers for microsurgery, infrared laser for vision correction and the Company's patent pending new technology for presbyopia correction. (See also Part II, ITEM 5, for greater details) The revenue from system sales is not expected to grow as fast as revenue from the centers until new products are developed or approved for marketing.

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

   The Research and Development expense is $25,750 for the second quarter 1999, which is similar to the first quarter 1999. However, the Company expects an increase in R&D and clinical trial cost for the next few quarters. The new product development and clinical trials shall include two infrared laser systems for microsurgery and presbyopia and one UV laser for skin treatment, where clinical trials will be conducted both in the US and internationally.
The Company has on-going clinical trials at Caracas, Venezuela for laser presbyopia reversal and at Mt. Sinai Hospital, New York, for UV-laser skin treatments. (See Part II, ITEM 5 for greater details).

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

  The Company anticipates that its current cash, cash equivalents, as well as anticipated cash flows from operations and additional capital contribution from private placements, will be sufficient to meet its working capital and capital equipment needs at least through the next twelve months. The Company expects to raise additional funds via private placements during the third quarter 1999.

Part II.  OTHER INFORMATION

  The Company is currently conducting clinical trials at Caracas, Venezuela for the treatment of presbyopia patients using the Company's patent pending technology. Laser presbyopia correction has a worldwide potential procedure revenue of over $500 billion. The Company believes that it is the first Company to have successfully developed the technology and the only Company that began clinical trial treatment using laser for presbyopia. The clinical results will be reported at the Fall World Refractive Surgery Symposium in October 1999 held at Orlando, Florida.

  The Company has another on-going clinical trial at Mt. Sinai Hospital, New York, using a UV-laser for the treatment of Psoriasis and vitiligo (one kind of skin cancer) which affect a worldwide population of about 2% or 100 million, according to the report by Dr. Spencer at Mt. Sinai Hospital, NY. Clinical results will be reported by Dr. Spencer in the Summer Conference of Dermatology.

   The Company has recently developed and reported a new method of topography linked computer simulation using the "mesh-point method" (MPM) at the Summer World Refractive Surgery Symposium (July 16-18, 1999, Miami,
FL). The Company believes that its MPM technology is the first and the only true topolink software and will offer customized corneal reshaping using a scanning laser. The Company's competitors, such as LaserSight, Visx, Summit and Bausch & Lomb, are currently using the "average-methods" which the Company believes, are not accurate and can only apply to a limited small market, whereas our MPM will apply to most cases for a much bigger market without limitations. However there can be no assurance that the Company will be successful in completing its final development for clinical trials.

   The Company will continue its R&D for several new products including the UV-laser for skin treatment (market approval is expected in 2000, if a 510K approval can be completed) and the new infrared lasers for microsurgery and vision correction, which will take several years for the U.S. market approval. International marketing for these new products will start during the early part of year 2000, in addition to our existing UV lasers market. However there can be no assurance that the Company will be successful in completing the clinical trials and obtaining necessary approvals as scheduled.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  The Company filed a current report on Form 8-K and two amendment reports on Form 8-K/A during the second quarter 1999, disclosing details of merger transactions and a change in the certifying accountant.

SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SurgiLight, Inc.



Date: August 8, 1999

                           By: /s/ J. T. Lin
                               ----------------------------------
                               J. T. Lin
			       President, Chief Executive Officer
			       and Director