Form 10QSB
period 1999-09-30
SURGILIGHT INC
filed 1999-11-22
CIK 1070289

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - September  30, 1999

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

     As of September 30, 1999, the Registrant has outstanding 11,400,000 shares of Common Stock.

                         SurgiLight, Inc.

                          Form 10-QSB

                        Quarterly Report

                       September  30, 1999


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements    	 	                       Page
     Balance Sheets for the three months ended September 30,
       1998 and 1999, and nine months ended September 30, 1999
       and 1998 (unaudited)                                    F-1

     Statements of Operations for the three months ended
       September 30, 1999 and 1998, and nine months ended
       September 30, 1999 and 1998 (unaudited)                 F-2

     Statements of Cash Flows for the three months
      ended September 30,1999 and 1998, and nine months ended
      September 30, 1999 and 1998 (unaudited)                  F-3

     Statements of Changes in Stockholder's
       Equity for the three months ended September 30, 1999 and
       1998 and for the nine months ended
       September 30, 1999 and 1998 (unaudited)                 F-4

     Notes to Unaudited Financial Statements                   F-5

                        SURGILIGHT, INC.
                     FINANCIAL STATEMENTS
                          (Unaudited)

                   FOR THE NINE MONTHS ENDED
                    SEPTEMBER 30, 1999 AND 1998

Rachel L. Siu
Certified Public Accountant
5100 Old Howell Branch Road
Winter Park, FL  32792






SurgiLight, Inc.
7055 University Blvd.
Winter Park, FL  32792



We have compiled the accompanying Balance Sheets of SurgiLight, Inc. as of September 30, 1999 and 1998 and related Statements of Operations for the three months and nine months ended September 30, 1999 and September 30, 1998, in accordance with statements on standards for accounting and review services issued by the American Institute of Certified Public Accountants.

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




Rachel L. Siu
Winter Park, Florida
November 5, 1999

                       SURGILIGHT, INC.

                       BALANCE SHEETS
                        (Unaudited)
                        IN THOUSANDS

                                             9/30/99     9/30/98
                                             -------     -------
    ASSETS

    Current Assets
      Cash                                  $   280     $   148
      Accounts Receivables, Net                 598         140
      Inventory                                 944       1,387
                                            -------     -------
      Total Current Assets                    1,822       1,675

    Property & Equipment, Net                 1,083         500

    Intangibles, Net                            137         153

    Other Assets                                129           3
                                            -------     -------
      Total Assets                          $ 3,171     $ 2,331
                                            =======     =======

    LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities
      Accounts Payable                      $    92          61
      Accrued Expenses                           20          53
      Other Current Liabilities                 277          90
                                            -------     -------
      Total Current Liabilities                 389         204

    Long-term Liabilities                        78         103
                                            -------     -------
      Total Liabilities                         467         307

    Stockholders' Equity
      Common Stock                            4,258       4,243
      Paid In Capital                           572           -
    Accumulated Deficit                      (2,126)     (2,219)
                                            -------     -------
      Total Stockholders' Equity              2,704       2,024
                                            -------     -------
    Total Liabilities &
      Stockholders' Equity                  $ 3,171     $ 2,331
                                            =======     =======


                        SURGILIGHT, INC.

                   STATEMENTS OF OPERATIONS
                          (Unaudited)
              IN THOUSANDS (EXCEPT PER SHARE DATA)

                      Three Months Ended       Nine Months Ended
                      9/30/99    9/30/98      9/30/99    9/30/98

                      --------    -------     --------    -------
Net Revenue           $  891     $  204       $ 2,326     $  724
Cost of Revenue          312         15           861        120
                      --------    -------     --------    -------
Gross Profit             579        189         1,465        604

Total Operating
  Expenses               484        237         1,257        704
                       -------     ------      -------    -------
Operating Income(Loss)    95        (48)          208       (100)

Other Income (Expenses)
  Interest Expense       (3)         -           (10)         -
  Interest Income         3          1             9          3
                         -----    -------      -------    ------
Net Income (Loss)      $  95     $  (47)      $   207    $   (97)
                       ======    =======       =======    ======

Net Income (Loss)      $0.01     $  (0.47)      $0.02     $(0.97)
  Per share            =======    =======      =======    ======

Weighted Average       11,436      100         10,057      100
  Share outstanding    =======    =======      =======    ======



                       SURGILIGHT, INC.

                    STATEMENTS OF CASH FLOWS
                         (Unaudited)
                        IN THOUSANDS

                                              Three Months     Nine Months
                                                 Ended           Ended
                                           9/30/99  9/30/98 9/30/99 9/30/98
                                           -------  ------- ------- -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $    95  $  (47) $   207  $ (97)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation                              52     33     157      96
      Amortization                               3      3      12      10

Increase (Decrease) in:
  Receivables                                 (343)   (115)   (442)  (140)
  Inventory                                    (19)    (49)   (169)  (192)
  Accounts Payable                             (45)     61     (50)   (15)
  Prepaid Expenses                               -       -       2      -
                                            ------   ----- ------   ------
Net cash provided (used) by
  operating activities                        (145)   (114)   (215)  (338)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of equipment                       (14)    (82)   (157)   (82)
                                            ------   -----  -----   ------
Net cash provided (used) by
  investing activities                         (14)    (82)   (157)   (82)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowing              -       -      79      -
  Repayment of long-term borrowing             (12)      -       -      -
  Capital Contributions                         16     167     547  1,345
  Proceeds of Short-Term Borrowing               -      90       -     90
  Repayment of Short-Term Borrowing           (100)      -     157   (948)
                                             ------   ------  ----- ------
Net cash provided (used) by
  financing activities                          96      257    469    487
                                             ------   ------  ----- ------
NET INCREASE (DECREASE) IN CASH               (255)     (61)    97     67
CASH, beginning of period                      534       87    191     81
                                             ------   ------ ------ ------
CASH, end of period                          $ 279    $ 148  $ 279  $ 148
                                             ======   ====== ====== ======



                       SURGILIGHT, INC.
              STATEMENTS OF STOCKHOLDERS' EQUITY
                         (Unaudited)
                        IN THOUSANDS

                                    9/30/99       9/30/98
                                  ----------    ----------
            Capital Stock         $  4,258      $  4,243

            Additional
            Paid In Capital            572             -

            Deficit                 (2,126)       (2,219)
                                 ----------    ----------

            Total                 $  2,704       $  2,025
                                 ==========    ==========

NOTES FOR THIRD QUARTER FINANCIAL STATEMENTS

1. The weighted average number of diluted shares is 11,435,869 shares for the third quarter 1999, compared with 10,129,330 shares for the second quarter 1999. The increase of the weighted average shares is attributed to the acquisitions of the laser technology, laser centers and the thermal imaging technology. Details of the terms of acquisitions were reported in the Schedule 14f-1. As of September 30, 1999 the Company has a total outstanding of 11,400,000 shares of common stock which is 100,000 shares less than that of the end of June 30, 1999 due to the cancellation of 100,000 shares issued to a joint venture Agreement with Laser Analytic (referred to first quarter report for greater detail). The Company had decided to close this Agreement and will consider an OEM facility for system assembling which will be more cost effective and less risk than the joint venture arrangement. The Company, however, will continue to explore partner which has GMP facility for medical system manufacturing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

      In our Management's Discussion and Analysis of Financial Condition and Results of Operations we review our past performance and, where appropriate, state our expectations about future activity in forward-looking statements. Our future results may differ from our expectations.

OVERVIEW

      The Company currently has four divisions: (1) the Laser Technology,
(2) the Laser Eye Centers, (3) the Cosmetic Mobile Laser Centers and (4) the Thermal Infrared Technology. In the Laser Technology division, we develop and conduct research for lasers in the ultraviolet (UV) and infrared (IR) spectra for applications including vision correction and microsurgery. We also conduct clinical trials outside the U.S. for various new applications. The Company currently operates 18 Laser Eye Centers (LEC) internationally and one Laser
Eye Center and two Cosmetic Mobile Laser Center (CMLC) in Florida. For the thermal infrared technology, we develop and market thermal infrared systems used in search, security and law enforcement. These technologies may also apply for medical uses in thermal imaging of tissues and patient body.

      The Company's strategy is to focus on the recurring revenue and income from the laser centers operation. The Company, however, will continue to develop new products for new markets mainly outside the U.S. These new products shall include diode lasers for microsurgery, UV laser for skin treatments, infrared lasers for vision correction and the Company's patent pending new technology for presbyopia correction. There are several public companies currently operating Laser Centers for vision corrections which are much bigger than the Company, including TLC Laser Center, Laser Vision Center Inc. (LCVI), LCA Vision Center, Nova Eyecare, and Omega Healthcare. The Company has no connection or affiliation with any of the competitors mentioned above.

      The Company believes that it is the only company operating Laser Centers for both vision corrections and cosmetic/dermatology applications and has the in-house technologies to support and/or up-grade the systems used in its Centers. The Company's start-up system cost for its international Laser Centers, in which systems were made by the Company, is only 30% of that of its competitors which purchase systems from others. However, there can be no assurance that the Company will be successful in operating these Laser Centers without suffering future competitions from those that may also operate Centers in both areas and also own the in-house technologies.

     The presbyopia worldwide potential procedure income is estimated to be over $1,800 billions, since almost 100% of the worldwide population for ages older than 45 will become presbyopia. This estimation is based upon the worldwide population of 900 million (15%) who are presbyopia and an average procedure fee of $2,000 per patient. The US presbyopia population is approximately 40 million which also representing a potential procedure income of about $160 million based upon a fee of $2,000 per eye. The current treatments for presbyopia including implants and diamond-knife incision which have drawbacks of being a complex surgical procedure and require a lot of the surgeon's experience. Another method is to use a Ho:YAG laser for monovision correction, a clinical trial system made by Sunrise Technology. This method however can only treat one eye for near view and requires the second eye un-treated to see far. Strictly speaking the Ho:YAG method is not a prebybyopia correction but only correct hyperopia in one eye.

       The Company's new method of LASA (Laser Sclera Ablation) using laser for presbyopia reversal has advantages of a being precise, fast and simple procedure which does not require surgeon's experience. The LASA procedure will be less complications and more stable , less regression than the mechanical, non-laser methods. The Company is currently conducting clinical trials in Venezuela and the results was presented at the 1999 Fall World Refractive Surgery Symposium (Orlando, Oct. 24-26, 1999). The Company believes that it is the first and the only company offering LASA which is now limited to the international market prior to the US approval. The Company currently has three pending patents relating to the LASA and new IR-laser technologies. However, there can be no assurance that the Company will be successful in protecting its proprietary technologies or in completing its market approval in the U.S. on schedule. (See ITEM 5 of Part II in this filing for greater details).

       The Company believes that it is the only company currently owning both the ultraviolet (UV) and infrared (IR) laser technologies for vision corrections. For vision corrections using UV lasers, there are several existing patents which may prohibit our sales of the UV lasers without obtaining a license. The Company has three pending patents for the use of IR lasers which has the potential of replacing the existing UV lasers currently used by most of its competitors including Visx, Summit, Bausch & Lomb, LaserSight, Nidek, Schwind and Meditec. The IR lasers, the Company believes, will be have less mutagenic effects and safer than the UV lasers which may have potential risk of long-term biological complications. However, prior to the market approval in US the Company's new products will be limited to international sales. The Company believes that its Infrared (IR) lasers for vision corrections will be protected by its proprietary technology and its pending patents. In addition, the users of the Company's IR lasers will not have to pay the license fee or royalty fee which are required for the use of UV lasers. Currently, the UV laser royalty fee in the U.S. is about $250 per case paid to the patent owners Visx and Summit. The UV laser manufacturers also need to pay the IBM-patent fee of about 3%-7% of their sale price. Without paying these fees, the Company believes that its IR lasers will have advantages in both profit margin and the market competitions. However, there can be no assurance that the Company will be successful in protecting its proprietary and pending patents to avoid these license and or royalty fees. (See ITEM 5 of Part II in this filing for greater details).

       The medical laser industry is new and needs the approval from FDA prior to marketing in the U.S. Our competitors are significantly larger in their financial condition and several of them have now received FDA approval in vision correction using excimer lasers. We will also face increased competition from manufacturers of vision correction lasers and from companies operating laser centers in the U.S. and internationally. The Company's medical lasers will need either 510(K) approval, which takes only 6-12 months, or PMA and IDE approvals which may take a few years to complete prior to the market approval in the U.S. Prior to these market approvals, the Company's medical products will be limited to international sales and these products need to be manufactured at our Panama facility. The Company believes that its UV-laser for dermatology uses and the waterjet system (made by VisiJet and marketed by the Company in certain countries) will only need 510(K) approval. The other new products of the Company will require PMA approval. However there can be no assurance that the Company will be successful in obtaining these market approvals as scheduled. The Company has recently submitted a 510(K) application for its UV-308 laser for the treatment of skin diseases including psoriasis and vitiligo.

       To increase the Center revenue, the Company has developed promotion marketing programs for our existing centers and plans to increase the number of centers by either establishing new centers or acquiring existing centers. These marketing programs include: direct mailing to high incomes, bonuses offered to employees of big firms, and advertisements in media. The Company's Plantation Eye Center currently has over 20 surgeons using the excimer laser facility. These existing surgeons however may leave the Company if they decide to operate their own Center or join other Centers offering a better term than the Company. All of these factors may influence our systems sales and income from laser centers. Accordingly, our past results may not be useful in predicting our future results.

RESULTS OF OPERATIONS

       Revenues for the nine month ended September 30, 1999 increased 221% to $2.3 million from $734,000 for the same period of 1998. The Company reported a nine month net income of $207,000 or $0.02 per share, compared to a net loss of $97,000 or $0.97 per share for the same period of 1998. The growth of revenues and net incomes are attributed to the Company's growth in system sales and procedure income from the Laser Centers.

       For the third quarter 1999, the Company reported an operation income of $150,000, excluding the facility depreciation of $55,000. The net income (after the facility depreciation) of the third quarter 1999 is $95,000 compared to a net loss of $47,000 for the same period of 1998.

       Revenues for the three- and nine-month periods ended September 30, 1999 were $891,000 and $2,326,000, respectively, compared to $204,000 and $724,000, for the same periods in 1998. The total revenue for the third quarter is attributed to the Company's four Divisions. Laser Technology (for sales of laser systems and infrared thermal imagers), two Cosmetic Mobile Centers in Florida, and the Laser Eye Centers in US and international. For the third quarter, the Laser Eye Centers have a gross revenue of $561,000, or 63% of the total quarterly revenue. Laser Technology and Infrared Thermal Imaging Division have a gross revenue of $261,000, or 29%and Cosmetic Centers have a gross revenue of $73,000, or 8% of the total quarterly revenue. International sales of eye laser systems were responsible for the 14% increase over the second quarter 1999 system sales. During the third quarter, the Company has added 3 more new Laser Eye Centers internationally.

       Operating expenses for the three- and nine-month periods ended September 30, 1999 were $484,000 and $1,257,000 respectively. Prior year comparative periods showed operating expense levels of $237,000 and $704,000 respectively. The increase in operating expenses is proportional to the total revenue and increased sales effort.

       The inventory for the third quarter remains about the same as that of the third quarter. Account receivable increase from $232,000 in second quarter to $598,000 in the third quarter because of the financing program offered to one User in Korea and the deposits from two Eye Centers in China, where payments are due system installation. The current assets on September 30, 1999 increases about $100,000 compared to the second quarter end because of the net income.

       R&D costs and clinical trials costs will continue to increase in future to support our focus on the Company's new infrared lasers and the related ongoing clinical trials in Venezuela and Mt. Sinai Hospital in New York City. The Company's strategy is to focus on the recurring revenue and income from the laser centers operation. The Company, however, will continue to develop new products for new markets mainly outside the U.S. These new products shall include diode lasers for microsurgery, infrared laser for vision correction and the Company's patent pending new technology for presbyopia correction.
The Company's clinical trials shall include two infrared laser systems for microsurgery and presbyopia and one UV laser for skin treatment, where clinical trials will be conducted both in the US and internationally. The Company has on-going clinical trials at Caracas, Venezuela for laser presbyopia reversal and at Mt. Sinai Hospital, New York, for UV-laser skin treatments. The Company plans to start more clinical sites in US and internationally within the next few months. (See also Part II, ITEM 5, for greater details). The revenue from system sales is not expected to grow as fast as revenue from the centers until new products are developed or approved for marketing.

       The Company expects to keep the fast growth rate in revenue and profit in future quarters based on the expected new centers and sales of new products. However there can be no assurance that the Company will be successful in maintaining its current growth rate.

LIQUIDITY AND CAPITAL RESOURCES

       The net cash increased from $532,000 on June 30 to $280,000 on September 30 mainly due to the increase of account receivable of $598,000 in this quarter. The Company anticipates that its current cash, cash equivalents, as well as anticipated cash flows from operations and additional capital contribution from private placements, will be sufficient to meet its working capital and capital equipment needs at least through the next twelve months. The Company expects to raise additional funds via private placements during the fourth quarter 1999.

Part II.  OTHER INFORMATION (Clinical Trials and New Products Up-date)

        1. The Company is currently conducting clinical trials at Caracas, Venezuela for the treatment of presbyopia patients using the Company's patent pending technology. Laser presbyopia correction has a worldwide potential procedure revenue of about $1,800 billion. This estimation is based upon the worldwide population of 900 million (15%) who are presbyopia and an average procedure fee of $2,000 per patient. The US presbyopia population is approximately 40 million which also representing a potential procedure income of about $160 million based upon a fee of $2,000 per eye. The Company believes that it is the first Company to have successfully developed the technology and the only Company that began clinical trial treatment using laser for presbyopia. The clinical results performed by Drs. Perrasa and Martinez at the Company's Microsurgical Laser Center at Caracas, Venezuela, were reported at the 1999 Fall World Refractive Surgery Symposium (October 21-23, Orlando, FL). More than 15 cases of 9 presbyopia patients age between 44 to 65 were reported for follow-up of 1 to 4 months. Improvement of diopter +1.5 to +3.0 were achieved after the LASA using the Company's Scanning Laser integrated with a new device. The Company plans to open several more Laser Centers in Latin America countries for the LASA procedure using its patent pending device.

        2. The Company has another on-going clinical trial at Mt. Sinai Hospital, New York, using a UV-laser for the treatment of Psoriasis and vitiligo (one kind of skin cancer) which affect a worldwide population of about 2% or 100 million, according to the report by Dr. Spencer at Mt. Sinai Hospital, NY. Clinical results will be reported by Dr. Spencer in the 2000 Conference of Dermatology.

        3. The Company has recently developed and reported a new method of topography linked computer simulation using the "mesh-point method" (MPM) at the Summer and Fall World Refractive Surgery .The Company believes that its MPM technology is the first and the only true topolink software and will offer customized corneal reshaping using a scanning laser. The Company's competitors, such as LaserSight, Visx, Summit and Bausch & Lomb, are currently using the "average-methods" which the Company believes, are not accurate and can only apply to a limited small market, whereas our MPM will apply to most cases for a much bigger market without limitations. However there can be no assurance that the Company will be successful in completing its final development for clinical trials.

        The Company will continue its R&D for several new products including the UV-laser for skin treatment (market approval is expected in 2000, if a 510K approval can be completed) and the new infrared lasers for microsurgery and vision correction, the models IR-3000 , IR-3001 and IR-2000 which will take several years for the U.S. market approval. International marketing for these new products, however, will start during the early part of year 2000, in addition to our existing UV lasers market. However there can be no assurance that the Company will be successful in completing the clinical trials and obtaining necessary approvals as scheduled.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurgiLight, Inc.


Date: Nov. 8, 1999

                           By: /s/ J. T. Lin
                               ----------------------------------
			       President, Chief Executive Officer
			       and Director