Form 10KSB
period 1999-12-31
SURGILIGHT INC
filed 2000-03-30
CIK 1070289

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                         ____________________

                              FORM 12b-25

                        NOTIFICATION OF LATE FILING
                              OF FORM 10-KSB

For the fiscal year ended December 31, 1999

Commission file number 0-24897


PART I - Registrant Information

Full Name of Registrant:  SurgiLight, Inc.

Address of Principal Executive Office: 12001 Science Dr. Suite 140,
 	                            						   Orlando, FL 32826

PART II - Rules 12b-25(b) and (c)

	(a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense.

	(b) The subject annual report on Form 10-KSB will be filed on or before the fifteenth calendar day following the prescribed due date.


PART III - Narrative

	The Registrant is not able to timely file Form 10-KSB because of the following reasons:

	1. Because of certain unavoidable delays upon management, Registrant's independent accountants have not been able to complete financial statements material to the report on Form 10-KSB.

PART IV - Other Information


	(1) Name and telephone number of person to contact in regard to this notification:

		Timothy J. Shea or J.T. Lin at: (407)482-4555











	(2)  Have all other periodic reports required on section 13 or 15(d) of the
      Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed?  If the answer is no, identify report(s).

								    [X]  Yes  [ ] No

	(3)  Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included  in the subject report or portion thereof?
            [ ] Yes  [X] No


                                   J. T. Lin
                  (Name of Registrant as specified in charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


Date 	March 29, 2000					By:  	/s/ J. T. Lin
							           President & CEO