Form 10-K
period 1999-12-31
SURGILIGHT INC
filed 2000-03-31
CIK 1070289

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                FORM 10-KSB
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - December 31, 1999

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



	SurgiLight, Inc. 12001 Science Drive, Suite 140, Orlando, FL 32826
			(address of principal executive officer)

					(407) 482-4555
		(Registrant's Telephone number including area code)

        Securities registered pursuant to Section 12(b) of the Act:
            Common Stock and Common Share Purchase Rights
---------------------------------------------------------------
    Title of Class			Name of Exchange on Which Registered
         None							N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X ] Yes		[   ] No

Indicate by check mark if the disclosure of delinquent filers to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form or any amendment to this form 10-K [ ]

Based on the closing price ($11.25) for the registrant's voting stock on March 29, 2000, the aggregate market value of such voting stock held by non-affiliates of the registrant was approximately $73 million on said date. The number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 30, 2000 was 21,490,000 shares.
					TABLE OF CONTENTS

						Part I

Item 1	Business

Item 2	Properties

Item 3	Legal Proceedings

Item 4	Submission of Matters to a Vote of Security Holders

						Part II

Item 5	Market for Company's Common Equity and Related
            Stockholder Matters

Item 6	Selected Consolidated Financial Data

Item 7	Management Discussion and Analysis of Financial Conditions and
		Results of Operations

Item 8	Financial Statements and Supplemental Data

Item 9	Changes in and Disagreements with Accountants on Accounting and
		Financial Disclosure

						Part III

Item 10	Directors and Executive Officers

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management

Item 13	Certain Relations and Related Transactions

						Part IV

Item 14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

						PART I

ITEM 1.	BUSINESS

GENERAL

	The Company was incorporated in the State of Delaware in September, 1998 to acquire the technologies and laser centers associated with lasers for applications in ophthalmology, dermatology, industrial and military. The Company believes that its products represent substantial improvement in safety, precision, efficacy, time and cost effectiveness over currently available laser and non-laser devices. The historical background of the Company and its acquisitions are described as follows.

      In March, 1999 the Company acquired all shares, technologies, assets and business of Photon Data, Inc. ("PDI"), a Florida company since 1993, by a stock swap of issuing 8,140,000 shares (pre-split) of the Company's common shares to the shareholders of PDI.

      In March, 1999, the Company acquired all shares of Advanced Marketing Technology, Inc. ("AMTI") a Florida company by issuing 1,180,000 common stocks (pre-split) which will to be delivered based on some performance criteria. Mr. Paul Miano, the president of AMTI, was appointed as V.P. of Cosmetic Laser Centers and Board Member of the Company. In April, 1999, only 20% of these shares are delivered to the shareholders of AMTI and the remaining 80% are escrowed by the Company until AMTI meets certain performance. In January, 2000 TMTI was spun off from the Company, where Paul Miano and his group bought back
55% of AMTI by returning 750,000 share (pre-split) of the escrowed common stock to the Company. These shares were then canceled by the Company. By the spun-off terms, AMTI shall pay 45% of its net quarter profit to the Company for a unlimited years.

     In March, 1999, the Company acquired EMX, Inc. ("EMX"), a Florida company, by issuing 115,000 common shares (pre-split), where 80,000 shares were delivered at the closing and 20,000 shares are escrowed to meet certain performance criteria and 15,000 shares are reserved for key employees. After the acquisition, Mr. Timothy Arion, the president and sole owner of EMX, Inc. was appointed as the V.P. of Infrared Systems. In January, 2000 Mr. Arion bought back 85% of EMX by returning 40,000 shares his stock which was also canceled by the Company. By the spun-off terms, EMS needs to pay the Company 15% of its gross profit until a total a total payment of $300,000 is completed. EMX main product is infrared night vision systems.

    In March, 1999 the Company entered into an agreement for a 15 years of exclusive licensing rights for all medical applications using a new infrared laser with GAM Associates, Inc. ("GAM"), a Florida company. In exchange of these exclusive licensing rights, the Company had issued 50,000 shares (pre-split) of the Company Common Stocks to Gordon Murray, the owner of GAM.

    On March 31, 1999, the Company entered into a reverse merger agreement with MAS Acquisition III Corp. As result of the Agreement, the Company has merged into MAS Acquisition III and MAS Acquisition III has changed its name to SurgiLight, Inc., where the Company issued a total of approximately 1.1 millions shares (pre-split) to the existing shareholders of MAS Acqusition III under the Merger. See the Company's SEC filing 14f-1 filed on March 31, 1999 for greater detail.

    On December 28, the Company approved the spun-off AMTI and EMX (effective from January 1, 2000) in order to focus its business on the core technology of vision lasers. Persuade to the Agreements, the Company had canceled 710,000 (pre-split) returned shares from AMTI and EMX and reserved 82,000 as the Company's stock option and shares for consultants.

      The Company's stock was 2 for 1 forward split effective on January 27, 2000. As of March 30, 2000 the Company has a total outstanding and issued (post-split) shares of 21,490,000 shares including the reserved 164,000 stocks.

	The Company currently has two divisions: 1) Laser Technology, and 2) Laser Eye Centers, In the Laser Technology division, we develop and conduct research for lasers in the UV and infrared spectra for applications including vision correction and microsurgery. We also conduct clinical trials for various new applications including laser skin treatment and the patent pending device for laser presbyopia reversal. The Company currently operates 18 Laser Eye Centers (LEC) internationally and one Eye Center and two Cosmetic Mobile Laser Center (CMLC) in Florida.

	The Company is currently conducting clinical trials in Caracas, Venezuela for the treatment of presbyopia patients using the Company's patent pending technology. Laser presbyopia correction has a worldwide potential procedure revenue of over $1,500 billion. The Company believes that it is the first Company to successfully develop this technology and the only Company currently conducting clinical trials. The US first clinical trail for laser presbyopia correction will start at Mt. Sinai Hospital, NY soon. A royalty fee policy will apply to the users of the Company's new technology, which will allow the Company to earn long-term recurring income. The Company also has on-going clinical trials using the UV-laser for skin disorder treatment at Mt. Sinai Hospital New York City and 510K application for the EX-308 model was submitted in September, 1999.

	The Company's strategy is to focus on recurring revenue and income from Laser Centers operation and the procedure royalty fees charged to the users. The Company, however, will continue to develop new products for markets mainly outside the US prior to the market approval for use of the Company's products within the US. The Company's revenues will come from both Laser Center procedure income and the sale of medical systems.


Industrial Background

	Lasers have been used in various medical and industrial applications over the past twenty years. The recent application of lasers with wavelengths ranging from ultraviolet to infrared have been emphasized in the areas related to surgeries involved in ophthalmology and dermatology due to their highest potential growth markets and the significant clinical efficacy of the laser technologies. For recurring revenues and increased long-term profits, company-operated Laser Centers have been recognized as a fast growing industry. In addition to the above-described medical lasers and centers, the Company also operates a division for the infrared thermal imaging systems that have applications in security, law enforcement and military surveillance. Greater details for those industries are described as follows.

	The address of the Company headquarters is: SurgiLight, Inc. 12001 Science Drive, Suite 140, Orlando, Florida 32826, phone number: (407) 482-4555, Fax number: (407)482-0505,E-mail:surgilight@aol.com. Web site: www.surgilight.com.

Markets Served

Refractive Lasers and Laser Centers

	Vision correction is one of the largest medical markets, with approximately 136 million people in the United States using eyeglasses or contact lenses. Within this group, approximately 60 million people are myopic and 30 million are hyperopic. Another 45 million are presbyopic. Industry sources estimate that Americans spend approximately $13 billion, at retail prices, on eyeglasses, contact lenses and other vision correction products and services each year. The international market is approximately 3 to 5 times higher than the US market with at least 500 million people using eyeglasses or contact lenses.

   	Refractive Surgery for vision correction is now the most rapidly growing surgical procedure in the world in which the market really began in late 1995 with FDA approval of the first excimer laser for Photorefractive Keratoplasty (or PRK). Prior to 1995 refractive surgery was done by non-laser techniques known as Radial Keratotomy (or RK), where the surgeon uses a diamond knife to make radial incisions in the cornea to flatten it. The problem with this technique and others like it was that it was too dependent on surgeon skill and gave mixed results.

	During late 1996, many surgeons started using a new technique, Laser In situ Keratomileusis (LASIK), which resolves the negative patient issues, while preserving the accuracy of PRK. LASIK utilizes a microkeratome, which is a mechanically driven razor to create a flap in the surface of the cornea. After creation of the flap, a laser is used on the exposed internal tissue, called the stroma. After the laser treatment, the flap is laid back down on the eye to heal in place. The patient is able to return to normal function the next day, and the LASIK procedures have little pain and no glare on the corneal surface. At present, over 90% of refractive laser procedures in the U.S. are LASIK procedures. Obviously, the success of LASIK in meeting both surgeon and patient needs has been the driving force behind the refractive market's dramatic growth.

	According to "Market Scope Report", by the end of 1998 there were an estimated 450 excimer lasers in the United States and at least 600 lasers outside the U.S. At an average price of $500,000, just the installed base of excimer lasers expected to be operational in the world by the end of 1998
represent over $4.5 billion already spent in just a few years.   The Tables
and Charts below illustrate the annual growth of the U.S. market since market inception in 1996 along with projections until 2002.


TABLE 1.  U.S. Laser Refractive Surgery Market (1996-2002)

				1996	1997	1998 	1999 	2000	2001	2002

Laser installed
base				324	370	450	650	 800	900	1,000

procedure per
laser	  			324	581	944	1,000 1,181	1,333 1,500

Refractive
Procedures 			105	215	425	650	945	1,200	1,500
(in thousands)

Procedure Revenue		210	430	850	1,300	1,890	2,400	3,000
(in millions)
____________________________________________________________________________
_
* 1996 & 1997 actual, 1998 through 2002 estimated.
** Procedure revenue (in millions) based on an average LASIK fee of
    $2,000 per eye.
Source:  Market Scope, Dallas, Texas

TABLE 2. Refractive surgery potential market In US and international.

			      U.S.			          International
	 	Patients		Procedure		Patients	 Procedure

           (millions)	      Income (1)	     (millions)	 Income (2)
                              (billions)				(billions)


Myopes	    60		   $240 	       100	        $100

Hyperopes	    13 		   $ 52		 22	        $ 22

Presbyopia (3)  40		   $160	       800    	 $ 1,600
---------------------------------------------------------------------------
Total	      113 million	      $452billion		922 million  $1,722 billion

(1) Assuming an average charge of  $4,000 per patient in US.
(2) Assuming an average charge of  $1,000 per patient internationally.
(3) Assuming estimate 20% of aged patients in US and 10% of aged patients internationally.

Source:  Market Scope (Dallas, Texas) and the Company's analysis.

	At the present time most ophthalmologists are charging $1,500 to $2,000 per eye for LASIK. In addition, since there is currently no insurance or Medicare coverage for this procedure, the patients are paying cash and there are no administrative costs dealing with complex paperwork. The above patient charges may be reduced when competition increases.

	The Table and Charts above show the worldwide potential market for refractive surgery. We note that the presbyopia market shows a much bigger potential than that of myopia and hyperopia. Presbyopia treatment using lasers, however, is still in the developing stage.

	According to Table 1., we believe the US market for procedure revenue will grow from $850 million in 1998 to over $3 billion by 2002. We believe the worldwide potential market for procedure income, see Table 2, will be about $450 billion in the US and over $1,700 billion internationally. Based upon a 1% acceptance of the potential patients, the procedure revenue income will be in the range of $3 billion to $7 billion annually after 2002.

	According to the Market Scope report (May 1997), the major Laser Center companies include the public companies of TLC Laser Centers Inc., Laser Vision Centers, LCA Vision, PRG and private companies called Clear Vision and Vision Correction. The Company believes that it is the only Laser Center company which has the in-house technology with the advantageous position of providing up to date technologies at low start-up cost for its Centers. The Company's competitors buy systems from others which have high start-up and facility costs for their Centers. Being a laser equipment manufacturer, the Company's start-up system costs of its international Centers is about 30% of that of its competitors.

	The Company's objectives are multifold: (1) replace the currently used medical laser systems with the more advanced lasers which represent substantial improvement in safety, precision, time and cost effectiveness over the existing laser technologies; (2) maximize profits by offering the systems based on the 'per procedure' fee which allows the Company to receive recurring revenues rather than one-time revenue from the sales; and (3) expand to other areas of medicine for the existing Company's centers. To achieve these objectives, the Company has the following key elements of its strategy:

	Expand Technology Leadership: The Company will continue to pursue its leadership position in advanced laser technologies in areas of ophthalmology and dermatology. In addition to the licensing agreements, the Company will pursue patents aggressively for any newly-created technologies, adding to its current pending patent applications.

	Focus on High-growth Markets: The Company focuses on what it perceives as the highest potential growth markets, such as laser resurfacing, laser vision correction and phototherapy.

	Integration of Product Line: The Company has plans to acquire technologies from its OEM suppliers to increase the vertical integration and value-added systems products. The Company is also seeking to capitalize on its advanced manufacturing capability with an assembly factory outside the country for cost reduction purposes and ease of export.

	Expand Worldwide markets: The Company has an established strong international marketing infrastructure and intends to continue emphasizing its international marking activities, while its products are waiting for the approval for domestic sales within the US. The Company has distributors in most Asian and Latin American countries and intends to add new distributors in European countries.

International Laser Centers: For recurring revenue and increased long-term profit, the Company plans to expand its existing Laser Centers in the Pacific Rim and Latin America. The Company also plans to acquire existing Laser Centers in North America in addition to establishing new Centers.

New Technologies for Laser Centers: The systems to be used in the Company's Centers include ophthalmic and cosmetic lasers that will be up-dated to the newest current technologies to strengthen the market and secure revenue growth. Being a manufacturer of laser systems, the Company has the advantageous position of being able to provide system updates and low start-up costs for its centers.

Product Uses

	The Company products include lasers for medical, ophthalmology and commercial uses. The Company's laser systems cover laser spectra (or wavelengths) ranging from ultraviolet (UV) to infrared (IR) which are designed to meet the optimal response and clinical outcome of the surgeries and the needs for cost efficiency.

Products

Vision Correction Lasers

	The Company has developed scanning laser systems for corneal reshaping, or the correction of myopia, hyperopia and astigmatism. These systems are much more compact (only 50% in size and weight) than most of its competitor's systems and they are portable and easy to maintain. Moreover, the manufacturing cost of this new generation of systems are lower than the older generation of systems made by others. The Company currently owns patents pending in both UV and IR laser technologies.

	For refractive surgeries, the Company is currently developing two new systems, Model IR-3000 and IR-3001. The infrared (IR) wavelength of IR-3001 have many advantages over the UV lasers and other existing systems in the market. The unique features of the IR-3001 system include: (i) a compact system designed for mobile laser centers; (ii) system operated at high repetition rate (for fast procedures) and at a short pulse width (for reduced thermal effects); (iii) wavelength matching the tissue (water) absorption peak for precise tissue ablation and accurate vision correction;
(iv) system may perform dual-application including LASIK and Presbyopia correction; and finally, (v) the IR wavelength eliminating the potential risk of mutanagenic side effects which may be a concern in UV lasers.

New Laser for Presbyopia Corrections

	The Company's second new system under clinical trials and in US patent pending is the model IR-3000 which represents the unique feature of combining both ablation and coagulation effects for the treatment of presbyopic patients. This new technology will offer the only system capable of conducting presbyopia correction based upon the new concept of sclera expansion to increase the patient's accommodation for both far and near vision. This new procedure will resolve the cililary muscle relaxation problems caused by age. The current treatments for presbyopia include implants (called Scleral Expansion Band, SEB) and diamond-knife incisions which have drawbacks of being a complex surgical procedure and require a lot of surgeon's experience. Another method is to use an Ho:YAG laser for monovision correction, a clinical trial system made by Sunrise Technology. This method however can only treat one eye for near view and requires that the second eye remain un-treated for distance viewing.

	The IR-3000 and IR-3001 are protected by the Company's three pending patents. The Company believes that significant recurring revenues may be generated from the royalty fee collected from the IR systems used for presbyopic corrections. As shown earlier in Table 2, the presbyopia market is much bigger than all the other vision corrections (myopia and hyperopia) with a worldwide potential procedure revenue over $1,500 billion and over $150 billion in US. The world's first presbyopia-reversal surgeries have been performed by the Company's laser recently at Caracas, Venezuela and clinical data were presented in the 1999 Fall World Refractive Surgery Symposium (Orlando, October 21-23, 1999).

	The Company's new method of using laser for presbyopia reversal has advantages of a precise, fast, and simple procedure that does not require a surgeon's experience. The LPR procedure will have less complication and be more stable than the mechanical, non-laser methods. The Company believes that it is the first and the only company that offers LPR, which is now limited to the international market prior to US approval. However there can be no assurance that the Company will be successful in protecting its proprietary technologies or completing its market approval in US on schedule.

SmartScan Software

	The Company has pioneered the development of software for corneal topography-assisted, or corneal linked laser systems, for vision correction since 1995. SmartScan, the Company's patent pending technology was designed to further extend the precision and flexibility of Laser Systems by incorporating corneal topography, the eye measurement technology. The SmartScan software, when integrated into the Company's scanning lasers, will offer unique, customized corrections. Such corrections offer the promise of increasing improved night vision, uncorrected visual acuity and the flexibility beyond what current technology can provide. The customized correction can also offer great enhancement for second treatments in off-centered or irregularly corrected patients. Extension of the SmartScan software will be the "real time" monitoring of the patient topography for the most accurate vision correction. The Company had reported in several Ophthalmic Conferences the results based on its SmartScan for pre-operative computer simulation and post-operative enhancement.

	The Company has recently developed and reported a new method of topography linked computer simulation using the "mesh-point method" (MPM) at the Summer World Refractive Surgery Symposium (July 16-18, 1999, Miami, FL). The Company believes that its MPM technology is the first and the only true topolink software and will offer customized corneal reshaping using a scanning laser. The Company's competitors, such as LaserSight, Visx, Summit and Bausch & Lomb, are currently using the "average-methods" which the Company believes are not accurate and can only apply to a limited small Market. However there can be no assurance that the Company will be successful in completing its final development for clinical trials.

Dermatology Lasers

	For dermatology uses, the Company has developed the UV excimer laser, model EX-308, for phototherapy of psoriasis which has the potential to substitute the conventional UVB light non-laser system, the "PUVB". Model EX-308 offers the advantages of: (i) fiber-coupled for friendly use in any portion of the treated areas; (ii) less total dose and numbers of treatment needed (6 times less) than the UVB light; (iii) safer than UVB light, only the localized area is treated to eliminate the risk of cancer on normal skin; (iv) controllable accurate dose applied to the target unlike the UVB light which may degrade in dose without control; and (v) cost effective in terms of time spent by the surgeon and patient. In addition, the Company has on-going clinical trials for the EX-308 model for the treatment of vitiligo. The Company had submitted 510K application and expects to obtain the market approval in USA in this year 2000. The Company's UV-308 model is designed for the treatment of psoriasis and vitiligo and clinical trails in currently conducting at Mt. Sinai Hospital, NY.

Other Medical Systems (WaterJet Devise)

	In addition to the above described products, the Company has obtained the exclusive marketing right for China, Hong-Kong, Taiwan, and all Latin America countries for the WaterJet devices: Model HK-300 and Model CT-300 systems made by VisiJet (CA). Model HK-300 will be replacing the mechanical microkeratome currently used for corneal reshaping and model CT-300 is designed for cataract treatment which is believed to be safer and more efficient than laser or ultrasound devices. Both of these WaterJet devices will only require a 510(K) approvals and HK-300 had be submitted by VjsiJet for a 510K approval.

	The regulation approval schedules of the Company's products are outlined as follows. Models UV-200, IR-3000 and IR-3001 will need PMA approval that typically takes 4-5 years. For other models EX-308 and IR-980, the Company believes that they will only need 510(K) approvals that typically take 6-10 months from the date of application. The WaterJet device, Model HK-300 made by VisiJet will obtain the 510(K) approval in few months and production for international market will start in 2000.

Laser Centers

	The Company's start-up system costs for international Laser Centers, in which systems were manufactured by the Company, is only 30% of that of its competitors, which purchase systems from others. However there can be no assurance that the Company will be successful in operating both types of Centers without suffering future competition from those that may operate Centers in both areas and also own in-house technology.

	The Company currently has 18 Laser Eye Centers (LEC) in operation including 15 in Asia, 2 in Latin America and one in Florida. The Company also gain incomes from its Cosmetic Mobil Laser Centers operated by Advanced Marketing Technology, Inc. (AMTI), where AMTI shall pay 45% of its net profit to the Company under an Agreement. The Company intends to establish a total of 80 worldwide Laser Centers (for both Eye Centers and Cosmetic Centers) by year 2005. However there can be no assurance that the Company will be successful in establishing the targeted number of Centers as scheduled.

	For Laser Centers in Asia, the typical terms with the hospitals are: contracts expire at the completion of about 6,000 eyes, with an averaged 40% of the gross procedure revenue paid to the Company. Almost all of the Company's international Laser Centers are using the systems assembled at the Company's Panama facility. The Company foresees establishing at least 30 Centers in Asian countries by year-end of 2005.

	For Centers in Latin America, typical contract terms are as follows. The Company will produce a net income of about 30% of the gross procedure revenue for unlimited years. The Company foresees establishing at least 10 Centers in Latin America by year-end of 2005. In addition to the Eye Centers, the Company has plan to open Cosmetic Laser Centers in certain countries in Latin America.

	The Company's strategy is to expand its Laser Centers mainly internationally. The Company estimates that a typical US Center will generate annual revenue of about $1.0 million initially and grow to over $2.5 million, where the pre-tax net profit will be about 20% - 35% depending on the number of procedures performed in each month. Currently, the patient fee is $4,000 for the LASIK procedure, in which approximately 60% of this gross revenue is paid to the surgeons. A typical Center will have a break even of approximately 25 patients per month. The Company's Plantation Laser Eye Center (LEC) currently has over 20 surgeons using the excimer laser facility. These existing surgeons however may leave the Company if they decide to operate their own Center or join other Centers offering better terms than the Company. There can be no assurance, however, that the Company may charge the patient fees at the current rate due to price competitions. All of these factors may influence the Company's income from laser centers.

Technology, Patents and Licensing Rights

	The Company intents to protect its development work and products by means of proprietary technology, licensing rights, trademark and patents pending, covering various phases of the products in ophthalmology, and dermatology applications. The Company currently has three patents in pending status and plans to file more patents to protect its new technologies. The Company believes its international sales of vision correction systems assembled in our Panama facility will not require a license from a third party. The Company also believes that its proprietary technology and the pending patents in the following subjects will protect many of its newly developing products:

* Apparatus for efficient laser corneal ablation.
* Apparatus and methods for dual beam laser treatment of presbyopia.
* New infrared lasers for vision correction and presbyopia

	There are several patents involving the uses of UV lasers in refractive surgeries including the IBM patents, LaserSight scanning patents, patents owned by Visx and Summit. These prior patents, however, all are limited to lasers using a UV wavelength. The Company believes that its systems, models IR-3000, IR-3001, and IR-980 using infrared wavelengths would not be covered by any of the prior patents and will be protected by the Company's pending patents. In addition, the Company believes that its system, Model EX-308, for psoriasis phototherapy and IR-980 for microsurgery will be able to get 510(K) approval within few months.

	Process and apparatus patents relating to shaping the cornea with various lasers have also been issued to others. Because patent applications are maintained in secrecy in the United States until such patents are issued, and are maintained in secrecy for a period of time outside the United States, the Company can conduct only limited searches to determine whether its technology infringes any patent or patent applications. Any claims for patent infringement could be time-consuming, result in costly litigation, divert technical and management personnel, or require the Company to develop non-infringing technology or to enter into royalty or licensing agreements. There can be no assurance that the Company will not be subject to one or more claims for patent infringement, that the Company would prevail in any such action or that its patents will afford protection against competitors with similar technology. In the event the Company's systems are judged to infringe a patent in a particular market, the Company and its customers may be enjoined from making, selling and using such system or be required to obtain a royalty-bearing license, if available, on acceptable terms.

	Although the Company believes that the use of a scanning device for IR lasers in vision correction will be protected by its pending patents. From time-to-time the Company may receive in the future, notice of claims of infringement of other parties' proprietary rights. The resolution of intellectual property disputes is often fact intensive and, therefore, inherently uncertain. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party intellectual property rights. There can be no assurance, however, that under such circumstances, a license would be available on reasonable terms, or at all. Alternatively, in the event a license is not offered or available, the Company might be required to redesign those aspects of the Company's systems held to infringe so as to avoid infringement. The failure to obtain a license to a third party intellectual property right on commercially reasonable terms could have a material adverse effect on the Company's business and results of operations.

Sales and Marketing

	The Company sells its products through direct sales in North America and representatives and distributors throughout the world. For those products that require US government approval prior to marketing in the US, the Company had an advantage in that it can begin marketing and sales efforts through its international distribution chain prior to US approvals.

	The Company supports its sales and marketing efforts by actively participating in medical trade shows and conferences. The Company seeks to increase the market visibility of its products by serving with customers on technical and organizing committees for such conferences and trade shows, presenting technical papers at such conferences, and publishing in technical and trade journals. The Company distributes new product announcements and literature through direct mailings as well as advertising in trade journals. The Company maximizes profits by offering system based on the per procedure fee which allows the Company to receive recurring revenues rather than one-time revenue from sales.

	The Company has established a strong international marketing infrastructure and intends to continue emphasizing its international marking activities, while some of its products are waiting for the approval for domestic sales. The Company has distributors in most Asian and Latin American countries and intends to add new distributors in European countries.

	For recurring revenues and increased long-term profit, the Company has plans to expand its existing Laser Centers in the Pacific Rim and Latin America. The Company also plans to acquire existing Centers in North America in addition to establishing new Centers. In addition to the Company-owned Laser Centers, the Company also partially finances some customers who require financing where a typical annual interest rate of 10%- 15% is charged to the customers.

	The Company's international distributors and representatives are generally operating under letter agreements that allow for termination by either party upon 90 days' notice. There can be no assurance that such distributors and representatives will not terminate any formal or informal agreement, or that the Company would be able to find an acceptable replacement distributor or representative on acceptable terms.

Research and Product Development

      The Company currently has several new products under R&D and clinical trials: (a) IR-3000 for presbyopia correction, (b) IR-5000 for Lasik procedures, (c)Ir-3001 for Lasik and presbyopia, (d) EX-308 for skin treatment, (e) other new diode lasers with wavelength range of (980 - 2100) nm for microsurgeries. The Company will be continuing the R&D for these new products improvement in both system design, software and hardware aspects. The Company will also invest efforts relating to the clinical aspects for the uses of these products. The Company currently has three (3) Labs which are used as R&D and systems testing for prototypes.

Competition

	The Company faces current or potential competition from direct competitors, suppliers of potential new and alternative technologies and existing domestic and international joint ventures for laser centers. While the Company believes that its IR products for vision correction offer several distinct advantages over the use of excimer lasers for treating hyperopia and presbyopia, its competitors such as Visx and Summit have significantly greater financial resources than the Company and have received FDA approval for their excimer lasers. In addition, certain of the Company's competitors such as Sunrise Technology International, have developed a laser device for the treatment of hyperopia using an IR laser. Another company in Taxas, Preby Corp, has been using mechanical device
(SEB) for corneal implantation to achieve presbyopia corrections.

	The Company believes that its Laser Centers have lower operating overhead and system start-up costs than its competitors such as TLC Laser Centers, LCA Vision and Laser Vision Centers, which however, have significantly greater financial resources than the Company. Furthermore, there can be no assurance that the Company will be successful in expanding its Laser Centers and continuing profitable operation.

	The Company believes that it is the only company that currently owns both the ultraviolet (UV) and infrared (IR) laser technologies for vision correction. For vision correction using UV lasers, there are several existing patents which may prohibit our sales of the UV lasers without obtaining a license. The Company has two pending patents for the use of IR lasers which has the potential to replace the existing UV lasers used by most of its competitors, including Visx, Summit, Bausch & Lomb, LaserSight, Nidek, Schwind and Meditec. The IRlasers, the Company believes, will be safer than the UV lasers, which may have potential risk of long-term mutanagenic complication. However, prior to market approval in US the Company's new products will be limited to international sales.

      The Company believes that its Infrared (IR) lasers for vision correction will be protected by its proprietary technology and its pending patents. In addition, the users of the Company's IR lasers will not have to pay the license fee or royalty fee, which are required for the use of UV lasers. Currently, the UV laser royalty fee in US is about $250 per case paid to the patent owners Visx and Summit. The UV laser manufacturers also need to pay the IBM-patent fee of about 3%-7% of their sale price. Without paying these fees, the Company believes that its IR lasers will have advantages in both profit margin and market competition. However there can be no assurance that the Company will be successful in protecting its proprietary pending patents to avoid these license and or royalty fees. In addition, the Company has recently sued by Preby Corp. for a potential patent infringement of its patents. The Company believes that this lawsuit has no basis, however, the Company may need to pay a licensing fee to Preby Corp., if the Company can not defend this lawsuit.
    To strengthen the Company's patent positions in the IR laser technologies, the Company expects to conclude the acquisition of IR Vision, Inc. in April, 2000. IR Vision currently had two patents granted and 4 to 5 patents in pending.

	The Company believes the potential use of its patent pending laser sclera expansion is more attractive than competitive methods of treating presbyopia. There can be no assurance, however, that the method can be reduced to practice using a reliable laser system, or that the Company will receive regulatory approvals or successfully market such a product. There can be no assurance the FDA will approve the pre-market approval application ("PMA") which summarizes the results of continued clinical trials, or that the Company will successfully develop or market the refractive lasers systems.

Competitive Edge

The Company views its competitive edge as follows:

	High Operating Profit in Centers: As a manufacturer of the laser systems, the Company has a lower start-up and system cost for its international Centers than its competitors.

	New Technology & New Procedures: The Company is in a unique position using its in-house technologies for system upgrades for new procedures to increase recurring revenue and profit for its Centers. These new procedures are not available to most of the Company's competitors.

	Sales Growth from New Products: The Company foresees the introduction of at least two new products every two years to increase sales growth and reduce competition. In addition, most of the software and system control developed by the Company are "multiple-use" and can be cost effectively integrated to various of the Company's existing and future systems for eye surgeries (vision correction, cataract treatment).

Government Regulations

	The Company's products are subject to significant government regulation in the United States and other countries. In order to test clinically, produce and market products for human diagnostic and therapeutic use, the Company must comply with mandatory procedures and safety standards established by the U.S. Food and Drug Administration(FDA) and comparable state and foreign regulatory agencies. Typically, such standards require products to be approved by the government agency as safe and effective for their intended use before being marketed for human applications. The clearance process is expensive and time consuming, and no assurance can be given that any agency will grant clearance to the Company to sell its products for routine clinical applications or that the time for the clearance process will not be extensive.

	There are two principal methods by which FDA-regulated products may be marketed in the United States. One method is an FDA pre-market notification filing under Section 510(k) of the Food, Drug and Cosmetics Act. Applicants under the 510(k) procedure must demonstrate the device for which clearance is sought is substantially equivalent to devices on the market before May 1976. The review period for a 510(k) application is 90 days from the date of filing the application. Applications filed pursuant to 510(k) are often subject to questions and requests for clarification that often extend the review period beyond 90 days. Marketing of the product must be deferred until written clearance is received from the FDA. In some instances, an Investigational Device Exemption (IDE)is required for clinical trials for a 510(k) notification.

	The alternate method, when Section 510(k) is not available, is to obtain a Pre-Market Approval (PMA) from the FDA. Under the PMA procedure, the applicant must obtain an IDE before beginning the substantial clinical testing required to determine the safety, efficacy and potential hazards of the products. The preparation of a PMA is significantly more complex and time consuming than the 510(k) application. The review period under a PMA is 180 days from the date of filing. The FDA often responds with requests for additional information or clinical reports that can extend the review period substantially beyond 180 days.

	FDA also imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting requirements. The FDA also may require post-market testing and surveillance programs to monitor a product's effects. All of the Company's products will require filing of an IDE, and a 510(k) application or PMA. There can be no assurance that the appropriate approvals from the FDA will be granted for the Company's products, the process to obtain such approvals will not be excessively expensive or lengthy or the Company will have sufficient funds to pursue such approvals. The failure to receive requisite approvals for the Company's products or processes, when and if developed, or significant delays in obtaining such approvals, will prevent the Company from commercializing its products as anticipated and will have a material, adverse effect on the business of the Company.

	The Company is also subject to regulation under the Radiation Control for Health and Safety Act administered by the FDA which requires laser manufacturers: (i) to file new product and annual reports; (ii) to maintain quality control, product testing and sales records; (iii) to incorporate certain design and operating features in lasers sold to end-users; and (iv) to certify and label each laser sold to an end-user as belonging to one of four classes based on the level of radiation from the laser that is accessible to users. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product. The Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements. Foreign sales of the Company's medical laser systems are subject, in each case, to clearance by the FDA for export to the recipient country. Regulatory requirements vary widely among the countries, from electrical approvals to clinical applications similar to the PMA filed with the FDA for sales in the United States.

	The Company is currently conducting clinical trials in Caracas, Venezuela for the treatment of presbyopia patients using the Company's patent pending technology. The Company believes that it is the first Company to successfully develop this technology and the only Company that has begun clinical trial treatment using lasers for presbyopia. The clinical results were reported at the World Refractive Surgery Symposium in October 1999 to be held in Orlando, Florida.

	The Company has another on-going clinical trial at Mt. Sinai Hospital, New York, using a UV-laser for the treatment of psoriasis and vitiligo which affect a worldwide population of about 2%, or 100 million, according to the report by Dr. Spencer at Mt. Sinai Hospital, NY.

	The regulation approval schedules for the Company's products are outlined as follows. For models UV-200, IR-3000 and IR-3001, the Company will need PMA approval which typically will take 4-5 years. For other models EX-308 and IR-980, the Company believes that only 510(K) approvals will be required that typically will take 6-10 months from the date of application. The Company had submitted the 510K application for its EX-308 model in September, 1999 and expects to obtain the approval in a few months. The WaterJet devices, made by VisiJet, will also obtain 510(K) approval in a few months and will be marketed by the Company in certain countries. However there can be no assurance that the Company will be successful in obtaining these market approvals as scheduled. The Company also expects to start the clinical trails for the IR-3000 system in US (in June, 2000), in Europe (in May, 2000) and in Japan (in July, 2000).

EMPLOYEES

	The Company has eighteen full-time employees, including 8 at the technology division in Orlando, Florida, 3 at the Laser Centers and 3 in China. In addition, the Company has approximately 20 ophthalmologists using the Company's laser facilities. The Company also hires, from time-to-time, part-time employees for system assembly tasks, delivery and consultants on a contract basis for regulatory clinical trials, and system maintenance. None of the Company's employees is represented by a labor union. The Company has very good relations with its employees.


BACKLOG

As of March 25, 2000 the Company had no significant backlog, other than two new Centers in China in which systems needed to be installed before May, 2000.

Recent Developments

	In December, the Company submitted 510(k) Premarket Notification for the EX-308 UV laser for the phototherapy treatment of psoriasis and vitiligo. The Company's system is currently treating patients under an approved IRB at Mt. Sinai Medical Center in New York. In addition the Company had also obtained a second IRB approval form Mt. Sinai for the laser persbyopia protocol and waiting for a pre-IDE clinical trial approval from FDA. The Company had also initiated additional clinical trials to be performed in Europe and Japan during June to July of 2000. A letter of Intent for joint venture with MicraUSA was signed for the market approvals in Europe.

     We have made two significant acquisitions since 1999, including EMX and AMT, both of which were spun off in January 2000, to focus our business on medical laser systems. Although we are currently focusing on our existing operations, we may in the future selectively pursue strategic acquisitions of, investments in, or enter into joint ventures or other strategic alliances with, companies whose business or technology complement our business. Greater details for recent developments may be found in the Company's Press Releases.


ITEM 2. PROPERTIES

MANUFACTURING AND FACILITIES

	Using proprietary technology, the Company designs and manufactures the electronic boards, circuits and system control assemblies, in-house. The Company also develops all the software used in its products. System mechanical parts and frames are supplied by local subcontractors. The light sources, laser heads, small parts, and small optics parts are purchased from various sources. The Company performs system final integration, testing, and quality control. For new product developments, the Company designs and produces prototypes for evaluation and product improvement.

	For medical lasers, the Company currently has an assembly facility in Panama, the ZPED (a free zone in Colon), where laser systems are integrated, tested, and packed for delivery to customers. There is no import duty for goods imported to ZPED when they are intended for export. The Company believes that the ZPED facility is beneficial for the Company in terms of labor cost, customs duty, and regulatory requirements for its international market.

	The Company has plans to establish a "good manufacturing production"
(GMP) environment to meet the US Federal and State regulations. Prior to the GMP environment, the Company needs to assemble its products outside the country. In addition to the ZPED facility, the Company is seeking other manufacturing facilities in Taiwan and European countries to explore its market in Asia and Europe.

Facilities

	The Company leases headquarters space comprising approximate 4,200 square feet of office and new product development space in Research Park, Orlando, FL. For Laser Centers, the Company currently operates one Laser Vision Correction Center and two Mobile Cosmetic Laser Centers in Florida. The Plantation Laser Eye Center has a leased space of approximately 5,200 square feet. The total rental fee paid by the Company in both Orlando and Plantation offices is about $11,000. For the mobile cosmetic lasers, the Company has two vans to deliver the lasers to the clinic locations. The Company also has a maintenance facility in Beijing, PRC owned by its contractor who supplies the spare parts and gas tanks for the Company's users in China.

ITEM 3. LEGAL PRECEDINGS

On March 15, 2000 the Company was notified that Presby Corp of Dallas, Texas had filed suit in the United States Court for the Middle District of Florida Orlando Division. Presby Corp and its parent company RAS Holding Corp own multiple patents directed to methods, devices and systems for the treatment of presbyopia and alleges that the Company is violating their patents. The Company believes that there is no basis for this suit and that these allegations are without merit and completely false. However, there can be no assurance that the Company will successfully defend this lawsuit or may have to negotiate a licensing fee payable to Presby Corp. The Company had hired a lawyer and will start to negotiate and investigate the validity of the patents claimed by Presby Corp. The first meeting with the lawyer of Preby Corp is expected in mid of April, 2000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in 1999.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's Common Stock $0.001 par value (Common Stock) is traded on OTC:BB under the symbol "SRGL". The following chart sets forth the high and low closing price for the Common Stock during the indicated periods. Note all prices have been adjusted for 2 for 1 forward split effective date 1/27/00.

		  	     High		Low
4-th Quarter of 1999	11		2 1/4
first Quarter of 2000	25         10 3/4

The Company's stock started to trade on OTCBB on November 1, 1999 and was split on January 27, 2000.
?
The foregoing quotations represent prices between dealers and do not include retail mark up, mark down, or commission and may not necessarily represent actual transactions. As of March 30, 2000 the Common Stock was held of record by approximate 1,200 persons and entities, including significant amounts of stock held in "street name."

ITEM 6. SELECTED FINANCIAL DATA

	The selected consolidated financial data presented below, for and as of the end of, each of the years in the 3 year period ended December 31, 1999 are derived from the Company's un-audited financial statements. This selected consolidated financial data should be read in conjunction with the Company's audited consolidated financial statements and notes and the related "Management's Discussion and Analysis of Financial Condition and results of the "Operations".

CONDENSED STATEMENT OF OPERATION
                   	 (in 000s except per share data)
                                Twelve Months Ended

                            12/31/99    12/31/98   12/31/97

Total Revenue               $ 2,858     $    842   $ 1,057
Cost of Revenue               1,118          238       707
Gross Profit                  1,740          604       350
Total Operating Expenses      1,743          943     1,079
Operating Income (Loss)          69         (146)    (729)
Other Income (Expenses)         (4)           (7)     (55)

Net Income(Loss)             $   66       $ (154)   1,176
Net Income(Loss)             $ 0.01       $(0.24)   (1.88)
per share
Weighted Average
Share outstanding             10,396          624     624


SELECTED BALANCE SHEET DATA (in 000s)
	                        	        12/31/99     12/31/98    12/31/97
                                    --------     --------    ------
    Cash                           $   578     $     38      $   81
    Accounts Receivables,Net           348          142          -
    Inventory                          837          776       1,195
                                   -------     --------      ------
    Total Current Assets             1,782          938       1,276
    Total Assets                   $ 3,561     $  2,200     $ 1,956
    Total Current Liabilities          514          428       1,179
    Long-term Liabilities              146           -           -
                                   -------     --------      ------
    Total Liabilities                  660          428        1,179
    Total Stockholders' Equity       2,901        1,772          777


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND

RESULTS OF OPERATIONS

GERERAL

The Company was incorporated in the State of Delaware in September, 1998 to acquire the technologies and laser centers associated with lasers for applications in ophthalmology, dermatology, industrial and military. The Company pioneered the first topography-assisted scanning laser, the first infrared laser for vision correction, and the first laser device for the treatment of presbyopia. The Company believes that its products represent substantial improvement in safety, precision, efficacy, time and cost effectiveness over currently available laser and non-laser devices.

The Company currently has two divisions: 1) Laser Technology, and 2) Laser Eye Centers, In the Laser Technology division, we develop and conduct research for lasers in the UV and infrared spectra for applications including vision correction and microsurgery. We also conduct clinical trials for various new applications including laser skin treatment and the patent pending device for laser presbyopia reversal. The Company currently operates 18 Laser Eye Centers (LEC) internationally and one Eye Center and two Cosmetic Mobile Laser Center (CMLC) in Florida. The Company plans to operate a total of 80 Laser Centers combining both LEC and CMLC. The Company plans to expand its Laser Centers through acquisition of existing centers and establishment of new centers. The Company currently has several new products which are under clinical trials. See ITEM I in Part I for greater detail about the Company's Business.

RESULTS OF OPERATION

In the above selected financial data, the 1997 revenue was attributed to the business of Photon Data, Inc. which was acquired by the Company in March, 1999. The 1998 data was the consolidated data of Photon Data, Inc. and SurgiLight. The 1999 data was the consolidated data for all its acquired divisions, excluding the first quarter of AMTI and EMX.

1999 as compared with 1998

	Revenues:   Revenues in 1999 increased 139% to $2,858,089 from
$842,005 in 1998. The increase of revenue of 1999 mainly due to the revenue increase of Plantation Laser Eye Center and the revenue from two new division of Advanced Market Technology (AMT, for cosmetic lasers) and EMX
(for night vision sales). The revenue of 1999 excluding the first quarter revenue generated from EMX and AMT, approximately $90,000, where these two divisions were acquired with an effective date of April 1, 1999.
	Cost of Revenue:   Cost of revenues as a percentage of revenues
increased to 39% in 1999 from 28.3% in 1998. This increase was mainly attributable to the cost of revenue of Plantation Laser Eye Center which had a profit margin approximately 25% based on a facility fee of $900 per eye collected from surgeons. The cost of revenue for laser system sales is lower than 30%.
	Operating Expenses:   Selling, general and administrative (GNA)
expenses in 1999 were $1,1,670,478 compared to $750,519 in 1998. The GNA as a percentage of revenues were 58.4% and 89% in 1999 and 1998. The increase of GNA in 1999 were mainly attributable to higher payroll costs associated with new employees in the acquired AMT, EMX and Plantation Center.
	Research, development and regulation expenses increased to approximate $65,000 in 1999 from $30,000 in 1998, primarily as result of increase spending in the new products development and the regulatory efforts for the clinical trials in Mt. Sinai Hospital and in Caracas, Venezuela for the UV-laser for psoriasis and laser for presbyopia correction, respectively.
 	Net Income: Income from operation, prior to the depreciation and amoritization (DNA) were $322,605 and the net income after DNA , was $65,705, or $0.01 per basic and diluted share compared to a net loss of $154.343, or $0.24 per share in 1998.

Income Taxes:  The Company will not need to pay tax in 1998 and 1999.

Segment information: Below are the distribution of revenues in various areas and each of the business of Centers and systems. See also Notes to Financial Statement.

                                  1999     1998
     Revenue (% of total)
          Plantation Center (USA)   60%      27%
          China Centers             19%       2%
          Laser System sales         6%      35%
          Advanced Market Tech,      9%       -
          EMX, Inc.                 11%       -
          Other Centers              2%       5%

As shown above, the system sales changed from 35% in 1998 to 6% in 1999. This resulted from the emphasis of Centers in 1999 in which the China Center revenue increased to 19% in 1999 from 2% of 1998. The Plantation Center revenue for 1998 was only counted for 4 months of operation, since it started in September, 1998. Both revenues of Advanced Market Tech and EMX were only for 1999, since these two divisions were acquired by the Company in March 1999. The Company believes that the systems sales will increase when its EX-308 laser for psoriasis receives the 510K approval for market in US. The Company also expects to have more revenue in its Centers in 2000 by the increase the number of Laser Centers internationally.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's liquidity requirements have been met through external debt and financing. During August, 1998 to March 8, 2000, the Company has raised a gross cash proceeds of approximately $2.28 millions by private placements offered to accredited investors. The prices offered for these private placements were from $1.50 to $11.20 per share after the 2-for-1 split adjustment. All the Common Stock issued by these private placements were non-registered restricted shares and had a 12 months restriction starting from the date of stock certificates were printed, April 1, 1999. As of December 31, 1999, the Company has cash increase to $577,594 from $38,366 as of December of 1998. The net increase of $539,258 as of December, 1999 was mainly resulted from the proceeds from sale of stock. However, net cash decrease of $554,343 was reported in December 31, 1999 for purchasing of equipment. The Company believes that its existing corporate resources are adequate for at least the next twelve months to meet working capital needs and to fund corporate requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company currently has no investments in securities.

YEAR 2000 READINESS DISCLOSURE
        The Company's system software had met the year 2000 compliance. The system software had used 4 digits for years to avoid the Y2K problems.

FORREIGN CURRENCY CONVERSION
        The Laser Centers incomes from China were converted by a conversion rate of approximate 9.0 to 1.0 from Chinese to US dollars. This rate may change from time to time and may affect our incomes from China Centers.















ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENT DATA

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SURGILIGHT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report							F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998	F-2

Consolidated Statements of Operations for the Years
Ended December 31, 1999, 1998 and 1997					F-3

Consolidated Statements of Comprehensive Income (Loss)
Of the Years Ended December 31, 1999, 1998 and 1997			F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 1999, 1998 and 1997					F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1999, 1998 and 1997						F-6

Notes to Consolidated Financial Statements				F-7
































SURGILIGHT, INC.
BALANCE SHEET
DECEMBER 31, 1999 AND 1998

ASSETS

Current Assets:					1999			1998
	Cash						$ 577,594		$   38,336
	 accounts receivables, less	 allowances for doubt-full
	 accounts of $5,000 and $12,000	   347,676		   141,829

	Inventories (note 3) 			   837,489		   757,792
	Other Current Assets			    20,000	  		  -
							----------		-----------
		Total currents assets		 1,782,759           937,957
							----------		-----------

Property and equipment, net (note 4)	 1,613,626	       1,009,380

Other assets:
	Deposit (note 5)				    27,366		   102,671
	Intangible assets, net
	 of accumulated amortization
	 of $63,433 and $50,000			   137,258	         150,027
							----------		----------
		Total Assets		     $ 3,561,009 	       2,200,035
							==========		==========
Liabilities and Stockholders Equity

Current liabilities:
	Account payable				$   309,025		    74,190
	Accrued Interest				     22,493		    19,938
	Current portion of long-term
	 debt (note 6)				    156,132		   102,500
	Loans from shareholders
	 (note 8)					     26,000		   231,000
							-----------		-----------
		Total current liabilities	    513,650 	   427,628
							-----------		-----------
Long-term debt less
 current installments (note 6) 		    146,132		        -
							-----------		------------
		Total liabilities			    659,782 	   427,628

Stockholders' equity:
	Common stock					1,140	   	 4,048,301
	Additional paid in capital		  5,110,276		        -
	Retained earnings				 (2,210,189)	(2,275,894)
							------------	------------
		Total stockholders' equity	   2,901,227	  1,772,407
							------------	------------
		Total liabilities
		 and stockholders equity	$ 3,561,009         2,200,035
							============	=============

See accompanying note to financial statements.

SURGILIGHT, INC.
STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998, 1997

				 	1999			1998		    1997

Sales					$ 2,858,089		 842,005	    1,057,139

Cost of Sales			  1,118,344 	 238,419	    707,232
					-----------		-----------	  ----------

		Gross profit	  1,739,745		 603,586	    349,907

General and administrative
 expenses				  1,670,478 	 750,519	    1,078,615
					-----------		-----------	    ---------

		Operating income
		 (loss)		    69,267		(146,933)	    (728,708)

Other income/expenses
	Loss on closing of
	Centers and forfeiture		  -			 -	    (391,985)
	Interest income		    13,971	          3,375	       3,420
	Interest expense		   (17,533)         (10,785)	    (58,886)
					-----------		-----------	    --------

		Net income (loss)
		 before income taxes   65,705		  (154,343)	   (1,176,159)

	Income tax expense
      (note 7) 				   -	              -	       -


		Net income (loss)	$    65,705   	  (154,343)     (1,176,159)
					===========		===========	    ===========
Net Income (loss)
	Per share			$      0.01		     (0.24) 	 (1.88)
					===========		===========	    ===========
Weighted average
	 number of shares
	 outstanding		 10,395,724 	    623,630 	 623,630
					===========		===========		=========


See accompanying notes to financial statements.











SURGILIGHT, INC.
STATEMENT OF CASH FLOWS
YEARS ENEDED DECEMBER 31, 1999, 1998, 1997

					1999			1998		    1997
Cash flows from operating
 activities:
   Net income (loss)		$  65,705		(154,353)	   (1,176,159)
   Adjustments to reconcile
    net operating (loss) to net
    cash provided by (used in)
    operating activities:
	Depreciation		  244,139		125,574		43,047
	Amoritization		   12,769		 13,357		13,358
Loss on disposal of
	Equipment			   16,629		     -		  -

Increase (decrease) in:
	Receivables 		(205,847)		(141,829)		221,777
Inventories			 	 (79,697)		 437,581		139,092
Other assets		       (20,000)		     -		    -
	Deposits			   75,305		(100,000)		(230)
	Accounts payable		  234,835		 (16,518)		 26,296
	Accrued interest		    2,555		 (32,997)		 41,048
					----------		----------		---------
	 	Net cash provided
	 	 by (used in)
		 operating
		 activities 	  346,393		  130,825		(691,771)
					----------		----------		---------

Cash flows from investing
 activities:
   Purchases of equipment	 (554,343)		(620,982)		(532,321)
   Loss on closing of
    3 centers				-			-		 265,000
					----------		----------		----------
					 (554,343)		(620,982)		(276,321)

Cash flows from financing
 activities:
   Proceeds from long-term
    debt				  223,961		   15,000		 614,253
   Repayment of long-term
    debt				  (24,197)	       (948,251)		  -
   Loans from shareholders	 (205,000)		  231,000		  -
   proceeds from sale of
    stock 				   789,482		 1,149,853		 418,062
   Stock issuance cost		  (37,038)		       -		  -
					----------		----------		----------
Net cash provided
 		by financing
		activities		   747,208		   447,602	     1,032,315
					----------		----------	     ----------
Net increase (decrease)
in cash				   539,258		  (42,555)		  73,223

Cash, beginning of year		    38,336		    80,891		   7,668
					----------		-----------	    -----------
Cash, end of year			 $ 577,594		    38,336		  80,891
					==========		===========	    ===========
Cash paid during the
 year for interest		 $  14,978		    43,782          10,951
					==========		===========	    ===========
Noncash financing activities and supplemental information:
   During the year, the Company acquired businesses valued at $310,648 in exchange for shares of the Company's common stock.

See accompanying notes to financial statements.













































SURGILIGHT, INC.
STATEMENT OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

						Additional			Total
				Common	Paid-in	Accumulated	Stockholder's
		Shares	Stock 	Capital	Deficit	Equity
Balances at
12/31/96	  623,630	$ 2,480,386	    -		  (945,392)	 1,534,994

Net loss	     -		   -      -		(1,176,159)	(1,176,159)
Capital con-
 tributions	     -	    418,062	    -                -	   418,062
		----------	-----------	----------	----------	----------
Balances at
12/31/97	  623,630	  2,898,448	    -		(2,121,551)	   776,897

Net loss	     -               -      -		  (154,343)	  (154,343)
Capital con-
 tributions	     -	  1,149,853	    -                -	 1,149,853
		----------	----------	----------	-----------	-----------
Balances at
12/31/98	  623,630	  4,048,301	    -		(2,275,894)	 1,772,407

Recapitalization,
 including impact of
 reversal
 acquisition   1,105,670  (4,048,128) 4,048,128		   -	   -

Acquisition
of SLI	   8,145,000	  815	   193,655		   -	   194,470

Acquisition
of AMTI	   1,180,000	  118     93,393		   -	    93,511

Acquisition
of EMX	     115,000	   11     22,656		   -	    22,667

Sale of Common
 stock thru
 private
 placement	     230,700	   23	   494,977		   -	   495,000
Stock Issuance
Costs		       -		   -	    37,038)	         -	   (37,038)

Common stock
 subscribed	       -		   -	    294,505	         -	   294,505
Net income		 -		   -	      -           65,705    65,705
		----------	----------	------------  ----------  ---------
Balances at
12/31/99	11,400,000	$    1,140	  5,110,276	  (2,210,189) 2,901,227
		==========	==========	============  ==========  =========


See accompanying notes to financial statements.


SURGILIGHT, INC.
Notes to Financial Statements
Years ended December 31, 1999, 1998 and 1997

(1)  Organization and Summary of Significant Accounting Policies

(a)  Organization

SurgiLight, Inc. (SLI or the Company) and its wholly-owned subsidiaries develop, manufacturer and sell ophthalmic lasers and related products primarily for use in photorefractive keratectomy (PRK) and laser in-situ keratomileusis (LASIK) procedures. The Company also operates a laser vision correction center in Plantation, Florida.

MAS Acquisition Corp. was incorporated in Delaware on July 31, 1996.

SurgiLight, Inc. (formerly known as Photon Data, Inc.) was incorporated under the laws of the State of Florida in October 1998.

On March 31, 1999, SLI agreed to exchange shares with MAS Acquisition Corp., a Delaware public company. Accordingly, SLI exchanged 10,394,330 shares of the company stock for 10,394,330 shares of MAS Acquisition Corp. stock in a business combination accounted for as a reverse acquisition. During the period MAS Acquisition Corp. was in existence, prior to the reverse acquisition, its only activity was to raise equity capital. For accounting purposes, the reverse acquisition is reflected as if SLI issued its stock (10,394,330 shares) for the net assets of MAS Acquisition Corp. The nets assets of MAS Acquisition Corp. adjusted in connection with the reverse acquisition since they were monetary in nature. Coincident with the reverse acquisition, MAS changed its name to SurgiLight, Inc.

(b)  Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

(c)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)  Cash and Cash Equivalents

For financial reporting purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

(e)  Marketable Securities

The Company classifies all of its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a component of stockholders' equity.

(f)  Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable. The Company sells its products to customers, at times extending credit for such sales. Exposure to losses on receivable is principally dependent on each customer's financial condition and their ability to generate revenue from the Company's products. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

(g)	Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

(h)  Inventory

Inventory, which consists primarily of laser systems parts and components, is stated at the lower of cost or market. Cost is determined using the first-in first-out method.

(i)  Property and Equipment

Property and equipment are stated at cost. Furniture and equipment are depreciated using the straight-line method over the estimated lives (three to seven years) of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term of the useful life of the asset. Such depreciation and amortization is included in other general and administrative expenses on the consolidated statements of operations.

(j)  Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over estimated useful lives up to 20 years. Management evaluates the carrying value of goodwill using projected future undiscounted operating cash flows of the acquired businesses.

(k)  Research and Development

Research and development costs are charged to operations in the year incurred. The cost of certain equipment used in research and development activities which have alternative uses is capitalized as equipment and depreciated using the straight-line method over the estimated lives (five to seven years) of the assets.

(l)  Product Warranty Costs

Estimated future warranty obligations related to the Company's products, typically for a period of one year, are provided by charges to operations in the period in which the related revenue is recognized.

(m)  Extended Service Contracts

The Company sells product service contracts covering periods beyond the initial warranty period. Revenues from the sale of such contracts are deferred and amortized on a straight-line basis over the life of the contracts. Service contract costs are charged to operations as incurred.

(n)  Revenue Recognition

The Company recognizes revenue from the sale of its products in the period that the products are shipped to the customers.
Royalty revenues from the license of patents owned are recognized in the period earned.
Service revenues from consulting clients are recognized in the period that the services are provided.

(o)  Cost of Revenues

Cost of revenues consist of product cost and cost of services.   Product
cost relates to the cost from the sale of its product in the period that the products are shipped to the customers.

Cost of services consists of the costs related to servicing consulting clients, managing an ophthalmic practice and an ambulatory surgery center and provider payments. Provider payments consist of benefit claims and capitation payments made to providers.

(p)  Loss per Share

Basic loss per common share is computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied), if dilutive. Diluted loss per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase common stock, and convertible preferred stock and are included in the computation using the treasury stock method if they would have a dilutive effect. Diluted loss per share for the years ended December 31, 1999, 1998 and 1997 is the same as basic loss per share.

(q)  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
(r)  Stock Option Plans

The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employees stock option grants made in 1995 and future years as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure pursuant to the provisions of SFAS No. 123.

(s)  Comprehensive Income

The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", on January 1, 1998. SFAS No. 130 requires companies to classify items defined as "other comprehensive income" by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the consolidated balance sheet.

(t)  Operating Segments

The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", on December 31, 1998. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance. This statement also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers.

(u)  Foreign Currency Translations
Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than U.S. dollars are included in the results of operations as incurred.


(2) Acquisitions

Photon Data, Inc., Inc.

In February 1999, the Company acquired 100% of the stock of Photon Data, Inc. in exchange for 8,145,000 shares of the Company's common stock.
The value of the acquisition was $194,470. SurgiLight, Inc. owned and operated the laser vision correction center located in Plantation, Florida. The acquisition was accounted for using the purchase method. Accordingly, SurgiLight's results of operations are included in the Company's consolidated financial statements subsequent to the acquisition date.





AMTI

In March 1999, the Company acquired 100% of the stock of Advanced Marketing Technologies, Inc. (AMTI) in exchange for 1,180,000 shares of the Company's common stock. The value of the acquisition was $93,511. The acquisition was accounted for using the purchase method. Accordingly, AMTI's results of operations are included in the Company's consolidated financial statements subsequent to the acquisition date.

EMX

In March 1999, the Company acquired 100% of the stock of EMX, Inc. in exchange for 115,000 shares of the Company's common stock. The value of the acquisition was $22,667. The acquisition was accounted for using the purchase method. Accordingly, EMX's results of operations are included in the Company's consolidated financial statements subsequent to the acquisition date.


(3) Inventories

The components of inventories at December 31, 1999 and 1998 are summarized as follows:


							1999			1998

	Raw materials				$ 554,489		$ 225,392
	Finished goods			 	  190,000		  487,400
	Test equipment-clinical Trials 	  105,000		   45,000
							---------		---------
							$ 837,489		  757,792
							=========		=========

As of December 31, 1999, the Company had two laser systems being used under arrangements for clinical trials in various countries.
At December 31, 1998, one laser system was in use under similar arrangements.

(4) Property and Equipment

Property and equipment at December 31, 1999 and 1998 are as follows:


							1999			1998

Laser equipment in remote locations		$ 1,553,225		$ 1,146,860
Laser equipment					    238,189		  -
Furniture and equipment				     72,527            25,836
Laboratory equipment				    146,735			9,327
Vehicles						     16,961		   -
							-----------		----------
  							  2,027,637        1,182,023
Less accumulated depreciation			    414,011          172,643
							-----------		-----------
							$ 1,613,626		 1,009,380
							===========		==========
(5) Other Assets

The Federal Food and Drug Administration (FDA) requires that all lasers must receive FDA approval before they can be used in the United States. The Company has not yet received this certification. Consequently, all systems produced in the United States by the Company prior to September, 1997 were surrendered to the FDA.

In December 1998, the Company entered into a Consent Decree with the FDA to post a bond in the amount of $100,000 to secure the destruction of the laser devices and compliance with regulations. In addition, the Company deposited $100,000 into an escrow account to be maintained for a period of five years. The escrow funds will be returned to the Company after that time if no violations of the Federal Food, Drug & Cosmetic Act occur during the five years. The bond was returned during 1999 and the escrow account is included in deposits and other assets in the accompanying balance sheet. In order to sell their products, the Company started a plant in Panama to assemble laser systems in late 1997.


(6) Notes Payable

Notes payable consist of the following at December 31, 1999 and 1998:

							1999			1998
Notes payable to individual,
 bearing interest at 8% to 12%,
 due in demand					$ 102,500		$ 102,500

Notes payable to finance company,
 due in monthly payments of
 $838 including interest at
 13% through December 2000.
 Collateralized by vehicles.			   8,639		-

Notes payable to equipment
 finance company, due in
 monthly installments of $2,412
 including interest at 15%
 through January 2002.				   53,217		-

Notes payable to equipment
 finance company, due in
 monthly installments of
 2,788, including interest at
 10% through 2005.
 Collateralized by laser equipment.		  134,008		-

Other							    3,900		-
							---------		---------
Total long-term debt				  302,264		102,500
Less current portion				  156,132		102,500
							---------		----------
Long-term debt, less current portion	$  146,132 		$     -
							==========		=========
(7) Income Taxes

Income tax expense (benefit) attributable to income from continuing operations differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income taxes primarily as a result of utilization of a net operating loss carry forward, and changes in the valuation allowance.

The Company has available net operating loss carry forwards totaling approximately $150,000 which expire in the year 2012.

Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these deferred tax assets may expire unused and, accordingly, has established a valuation allowance against them.

(8) Related Party Transactions

At December 31, 1999, the Company was indebted to one of its controlling shareholders in the amount of $126,000. These notes are non interest bearing and are due on demand.

(9) Net Income Per Share

Net income per share is based on the weighted average shares outstanding of 10,395,724, 623,630 and 623,630 at December 31, 1999, 1998 and 1997,
respectively.

(10) Segment Information

The following table presents the Company's technology related net revenues and assets by geographic area for the years ended December 31, 1999 and 1998. The individual countries shown generated net revenues of at least ten percent of the total segment net revenues for at least one of the years presented.

					1999				1998		1997

Geographic area:
    Revenue:
	China				$ 543,000			780,000	980,000
      Venezuela			   42,000			 60,000	 60,000


					1999				1998
Assets:
	China				$ 1,259,000	     		1,006,680
	Venezuela			    130,000	        	   80,000
	Panama			    190,000		  	   40,000
	Japan				    140,000	        	  340,000

(11) Commitments and Contingencies

Lease Obligations

The Company leases office space and certain equipment under operating lease arrangements.

Future minimum payments under non-cancelable operating leases, with initial or remaining terms in excess of one year, as of December 31, 1999, are approximated as follows:

			2000			$ 57,448
			2001			  59,172
			2002			  60,947
			2003			  62,775
			2004			  64,658
		Thereafter			  66,592

Rent expense during 1999, 1998 and 1997 was $86,185, $28,809 and 30,231, respectively.

(12) Subsequent Event

Stock Split

In January 2000, the Company effected a 2 for 1 stock split for shareholders of record as of January 25, 2000.

Adjustments

In February, 2000 the Company discovered that it had improperly consolidated the acquired companies (AMT and EMX) mentioned in Note 2 by including in the Company's financial statement the results of operations of the acquired companies for the entire year. Therefore, a fourth quarter adjustment has been made to correct the reporting of the acquired companies and to include their results of operations from the date of acquisition. The result of this adjustment was to decrease revenue by approximately $ 100,000. The earlier announced un-audited results included the first quarter results of AMTI and EMX.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and
			Financial Disclosure

In January, 2000 the Company dismissed its independent accountant Rachel Siu, CPA (who did the auditing for the Company in 1997 and 1998).
The Company engaged PARKS, TSCHOPP, WHITCOMBAND ORR,P.A. as its new principal accountant to audit its financial effective February, 2000. There was no disagreements with the former accountant on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure. The decision to change accountants was recommended and approved by the Company's Board of Directors.













PART III

ITEM 10. Directors and Executive Officers
The current executive officers and directors of the Company are as follows:

Name				Age	Position

J. T. Lin, Ph.D.		51	Chairman of the Board, CEO and President

Timothy J. Shea		42	Senior VP, COO, Secretary Board Director

Deborah Adkins		42    Chief Financial Officer

Richard Reffner		53	VP of Laser Vision Centers & Director

Ming-yi Hwang, Ph.D.	43	Vice President of R&D

Robert Clements, P.A.	39	Board Director

J.S. Yuan, Ph.D.		42	Board Director

Robert Meherg		69    Board Director

Lee Chow, Ph.D		50    Board Director

Raymond Gailitis, MD	39	Medical Director

J.T. Lin , Ph.D. Dr. Lin is the founder of the Company and has been the Chairman of the Board, President and CEO of the Company since it was founded in 1998. Dr. Lin was also the co-founder of LaserSight, Inc. (public company traded in NASDAQ) and served as its Chairman, President and CEO (1991-94). He is a US citizen and obtained a Ph.D.
in Chemical Physics from the University of Rochester, NY in 1981. He became the R&D Director for Quantum Technology for the development of nonlinear crystals before he joined the Center for Research in Electro-optics and Lasers (CREOL), University of Central Florida as an Associate Professor (1987-91). He was the inventor of the world's most compact refractive excimer laser, the "Mini-Excimer" and the pioneer of the scanning laser (US patented) which now has been used in more than 400 hospitals worldwide. He has more than 25 years experience in laser technologies and 12 years experience in marketing in Asian and Latin American. Dr. Lin has published more than 70 scientific papers and book chapters and has 3 US patents granted and many in pending. He is a member of AAO, ASCRS, ISRS, ASD and Honor Member of Who's Who of the Leading American Executives (1993). Dr. Lin was elected as the 1997 Model of Oversea Chinese Young Entrepreneur, the highest honor for oversea Chinese awarded by President Lee of R.O.C. Taiwan.

Timothy J. Shea. Mr. Shea was appointed to the Senior VP and COO and Board of Director in January 2000. He was the Board of Director and President of the Medical and Research & Development Divisions of Laser Analytics, Inc. From 1995 to 1998 he was the Director of Business Development at Schwartz Electro-Optics, Inc. (SEO). Prior to 1997, Mr. Shea was the Senior Director of the at SEO for product development and design, all FDA submissions, implementation of Good Manufacturing Practices (GMP), all division operations, sales and marketing activities, clinical support and procedures and authored the SOP manual. From 1993 to 1995 he was Director of Clinical Design and Development at SurgiLase, Inc. He was the Director of Clinical Design and Development and a member of the senior staff at Laser Photonics, Inc. (1989-93) and at SurgiLase, Inc. (1986-89). From 1983 to 1986 he
was a Senior Director and Principal Partner of Inframed, Inc. From 1980 to 1983 he was a Clinical Design Engineer at Advanced Biomedical Instruments, Inc. He owns one U.S. patent on medical device and has more than 15 publications in the area of medical laser research and application in medicine. Mr. Shea has over 10 years experience in medical systems and their clinical approvals.

Deborah S. Adkins, CPA. Chief Financial Officer. Ms. Adkins joined the Company as CFO in March, 2000. She is a partner with Tatum CFO Partners, LLP, a national partnership of career chief financial officers. Prior to joining Tatum in 1998, she served as Controller of Calibron, Inc. (1980-1989) and served as Vice President and Controller of Recoton Corporation (1989-1998). Recoton is a public traded company on NASDAQ having revenue over $600 million and has international facilities in Canada, England, Germany, Italy, Hong-Kong, China and Japan as a developer and manufacturer of consumer electronics products for aftermarket use. Ms. Adkins holds a BS degree in Business Administration and a Master of Science (MS degree) in Accounting from the University of Central Florida (Orlando, FL). She is a licensed Certified Public Accountant in the State of Florida. She had more than 20 years experience in financial analysis, SEC reporting, merger and acquisition, banking relationship, human resources and budgeting management. Her memberships include the American Institute of Certified Public Accountants, the Florida Institute of Certified Public Accountants, and currently serves as Treasurer for the Orlando chapter of the Financial Executives Institute.

Richard Reffner. Mr. Reffner jointed the Company as the Clinic Director of the Plantation Vision Center and as the V.P of the Laser Centers in September, 1998. He is responsible for the day-to-day operation of the Plantation Center, FL. Clinic. His duties include laser room operation and maintenance, oversee of clinical operations, management of staff, and develop and implementation of surgical training programs for physicians. Prior to his position with the Company, he was the Clinic director of LCA-Vision, Plantation, FL (April-September, 1998); Assistant Administrator at Tampa Eye Clinic (1997-98); Director of Technical Service at Hawaiian Eye Center (1985-
1997); The Ophthalmic Technician at Mary Imogene Bassett Hospital (1975 -1985); Refractionist at Donald L. Praeger, MD, PC (1973 -
1976); Physicians' Specialist at Mary Imogene Hospital (1971-73).

Ming-yi Hwang, Ph.D. Dr. Hwang, has served as the R&D Director for the Company since May, 1998. He obtained his Ph.D in Electrical Engineering from the Univ. of Central Florida in 1992. He has more than 15 years experience in laser systems (hardware and software). Previously he was also R&D Director of LaserSight (1992-95) and PDI (1995-98). He is one of the key persons involved in the development of the Mini-Excimer, Compak-300, LaserScan-2000 for LaserSight. At SurgiLight he provides technical support for SurgiLight's Laser Centers and also develops new IR lasers using the Company's proprietary technologies. Dr. Hwang and Dr. J.T. Lin designed the world's first software which can perform presbyopia reversal using the Company's lasers. In addition to new product development , he is also responsible for all software aspects and system control of the Company's products.

J.S. Yuan, Ph.D. Dr. Yuan was appointed to the Board of Director in October, 1999. Prof. Yaun is currently an Associate professor at the Univ. of Central Florida. He obtained his Ph.D in E.E. from the Univ. of Florida in 1988 and he was the employee of Texas Instruments(1988-
91) and Visiting Researcher of Motorola (1991). He has been consulting many high-tech companies including National Semiconductor Corp., Healthydyne Tech, Grasby Infrared, Harris Semiconductors and NEC. Dr. Yuan was awarded as Gradauate Teaching and Distinguished Researcher by UCF and listed in Who's Who in American Education, Who's Who in Science and Engineering. Dr. Yuan has more than 100 publications in the areas of semiconductor device and modeling, digital and analog IC design and analysis.

Lee Chow, Ph.D. Dr. Chow joined the Company as a Board Director in March, 2000 and is currently a Professor at the Physics Department, University of Central Florida (UCF). He obtained his Ph.D degree in Physics from Clark University in 1981. He was also faculty at the Univ. of North Carolina prior to a faculty at UCF. Dr. Chow has been the Technical Member of American Physical Society, Material Research Society, and American Association for the Advancement of Science. He served as the President of Chinese-American Association of Central Florida (1985-1986), Chinese-American Scholar Association of Florida (1997-1998). His have received many research awards including the Teaching Incentive Award(1996), NSF Grant(1991-93), Florida High Tech Research Council Grant (1989-91) and I-4 Florida Research Council Grant (1997-2000). He is serving in the Committee of Radiation and Safety, College Personal and Promotion (UCF). Dr. Chow also served as Technical Consultant for KEI, Inc., Quantum Nuclearnic, Inc. and the Board Director of LaserSight (1991-92). Dr. Chow has published more than 50 papers in professional refereed research journals.

Raymond Gailitis, MD. Dr. Gailitis, joined the Company as Medical Director of the Plantation Vision Center in September, 1998. Dr. Gailitis received his M.D. from Northwestern University followed by internship and residency at Northwestern University Medical Center and University of Minnesota Hospital and Clinics of Department of Ophthalmology, Fellowship at Department of Ophthalmology of Emory University. He has been Chief of Ophthalmology at LBJ Tropical Medical Center, Director of Corneal and Refractive Surgery at Eye Care and Surgery Center, Medical Director of New Vision Refractive Surgery Center. He is currently the President and Medical Director of LCA Vision Center at Fort Lauderdale, Florida. Dr. Gailitis is a Board Certified Ophthalmologist. He is a member of ASCRS, AAO, ISRS. He has been elected the President of Broward County Ophthalmologic Society. Dr. Gailitis has more than 16 important publications in the ophthalmology field. He is in charge of the Company's Centers in the Eastern Coast.

Robert Clements, PA. Mr. Clements was appointed to the Board of Director in October,1999. He obtained his BS degree Business and a Doctorate and Master degree in Business Administration from Samford University. He also obtained his Diploma in Advanced International Legal Studies from the McGeorge School of Law in Austria. Mr. Clements is currently an attorney at law and a member of Florida and District of Columbia Bar Association.

Robert Meherg, CPA. Mr. Meherg joined the Company as a Board Director in March, 2000. He is a certified public accountant, retired partner of the international public accounting firm, Ernst and Young. Mr. Meherg served as Partner in charge of Tax Services for the Southeastern US (17 Offices), and also served as a member of the firm's National Tax and National Family Financial Planning Committees. Over his career, Mr. Meherg has been an advisor to many Fortune 500 Companies, including The Coca Cola Company, Fuqua Industries, Life Insurance Company of Georgia, Capital Holding Company, Harris Corporation, Sun Bank, etc. Mr. Meherg presently serves as Chairman and CEO of Commonwealth Physicians, Inc.
He presently serves on the Board of Directors of ABC Liquors (150+ stores) and Board of advisors of InSync Press, a Medical Key trust Company of Florida. He was Chairman, President and for eighteen years, Trustee of the Southern Federal Tax Institute (Atlanta). He was a Founder, Trustee, President and Chairman of the Ivanhoe Foundation,
Inc. for 8 years while its financed and built the Dr. Phillips Center for Performing Arts. Mr. Meherg graduated from the University of Alabama with BS and MS Degree and a major in accounting.

     None of the above Officers or Directors had failed to report the compliance with Section 16(a)during the past years and in 1999. None of the above Officers or Directors had committed bankruptcy or criminal convictions. One Officer of the Company, J. T. Lin had a "Consent" with SEC in 1998 regarding to certain matters which Lin, without admitting or denying the allegations of the Complaint, had paid a settlement amount of $210,000. In addition, Photon Data, Inc. had a settlement with FDA regarding to its medical systems made in US. The Company believes that the previous Consent and Settlement will not have business or financial impact on the Company. The Company currently had a Director & Officer insurance policy to cover up to one million dollar effective March 1, 2000.

Item 12	Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information known to the company with respect to beneficial ownership of the Company's Common Stock as of March 28, 2000. Regarding the beneficial ownership of the Company's Common Stock the table lists: (i) each stockholder known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) each Director and Executive Officer and (iii) all Directors and Executive Officer(s), of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned. All shares listed below are restricted.













						                Percentage of Shares
       								 Beneficially
          								   Owned
Name and Address                	 Number of Shares

J. T. Lin (1)                       	15,064,000          70 %
President, CEO and Chairman

Timothy Shea (2)                  		  35,000              *
Senior V.P. and COO

Deborah S. Adkins(3)				   1,000		    *
CFO

Ming-yi Hwang (4)                       	  16,000              *
 V.P. - R&D

Richard L. Reffner (5)                 	  24,000              *
V.P. - Laser Vision Centers

J.S. Yuan (6)					  16,000		    *
Board Director

Lee Chow (7)                                 2,000		    *
Board Director

Robert G. Clements (8)				   4,000		    *
Board Director

Robert W. Meherg (9)                         4,000		    *
Board Director

All Officers and Directors (10)         	  15,166,000        70.5%
(9 persons)    * Less than 1%
(1)Includes: (a) 1,064,000 shares owned by Dr. J.T. Lin, Chairman, President and CEO of the Company, (b) 4,000,000 shares owned by Lin Family Partners, Ltd., and (c) 10,000,000 shares owned by other members of Dr. Lin's family. Dr. Lin has the sole power and discretion to act as, and to exercise the voting rights and powers of the Company's common stock held by his family members. In addition, Dr. Lin's address is 4532 Old Carriage Tr, Oviedo, FL 32765
(2) Includes 26,000 shares of restricted common stock and 9,000 shares of stock option. Mr. Shea's address is 189 Winding Oaks Lane, Oviedo, FL 32765
(3) Mrs. Adkins' address is 20 N. orange Ave., Suite 1400, Orlando, FL
323801.
(4) Dr. Hwang's address is 5366 Goldenwood Dr., Orlando, FL 32817.
(5) Includes 20,000 shares owned by Mr. Reffner and 4,000 shares owned by his wife, Georgeann Reffner. Mr. And Mrs. Reffner's address is 1101 N.W. 94th Ave. Plantation, FL 33322.
(6) Dr. Yuan's address is 8227 Riviera Shore Ct., Orlando, FL  32817.
(7) Dr. Chow's address is 8603 Butternut Blvd., Orlando, FL  32817
(8) Mr. Clements' address is 37 North Orange avenue, Suite 500, Orlando,
FL  32801
(8) Mr. Meherg's address is 1607 Barcelona Way, Winter Park, FL  32789
(9) Based on a total outstanding of 21,490,000 shares, including the reserved Stock of 164,000 shares.
THE RECAPITALIZATION

      During August, 1998 to March 8,2000 the Company has raised a gross cash proceeds of approximately $2.28 millions by private placements offered to accredited investors. The prices offered for these private placements were from $1.50 to $11.20 per share after the 2-for-1 split adjustment. All the Common Stock issued by these private placements are restricted shares and had a minimum of 12 months restriction starting from the date of stock certificates were printed, April 1, 1999. The Company's stock was 2-for-1 forward split effective on January 27, 2000. As of March 30, 2000, the Company has a total outstanding and issued (post-split) shares of 21,490,000 shares including the reserved 164,000 stocks.

ITEM 11. Executive Compensation

         The Company may award stock options and cash bonus to key employees, directors, officers and consultants under a stock option plan not yet adopted as bonus based on service and performance. The annual salaries of executive officers are listed as follows. There was no stock options or other compensation granted to Executives in 1999.

Name and Principal Position                Annual Salary
-----------------------------             -------------
J. T. Lin, Chairman, President & CEO       $120,000

Timothy Shea, Senior VP and COO	       $65,000

Deborah S. Adkins, CFO                     $42,000

M. Y. Hwang, V.P. of R&D                   $63,000

Richard L. Reffner, V.P. of Laser Centers  $51,000

Employment Agreements

     In October, 1999 the Company entered into an agreement, Chief Executive Officer, President and Chairman of the Board, at an initial annual base salary of $120,000. If the Company terminates Dr. Lin's employment without cause, as defined in the agreement, he is entitled to receive a lump sum payment equal to 12 months of his current base salary and an amount payable monthly for 12 months equal to 30 % of his current base salary. Additional compensation in Common Stock Options and cash bonus of 15% of the gross royalty collected will be paid to Dr. Lin for his contributions in patented technologies and the royalty income generated from these technologies. In January, 20000 the Company also entered into employment agreements with the Mr. Tim Shea receive bonuses of up to 3% of the pre-tax net profit generated from the EX-308 system for two years (2000-2001). Each of the Company's officers have executed a two to five year employment agreements and all of the Company key employees had agreed a five-year non-competing agreements. The Company's officers also agreed the "lock-up" agreements for their 144 restricted Common Stocks.






2000 Stock Option Plan

    In December, 1999 the Company approved an aggregate of 164,000 shares of the Company's Common Stock reserved for issuance pursuant to the 2000 Stock Option Plan and for shared to be issued for the Company's consultants. The Stock Option Plan Committee has approved the terms and distribution of these shares. The exercise price for this option will be the fair market price at the time the option is granted.

Limitation of Liability and Indemnification.

        The Company reincorporated in Delaware in September, 1998, in part, to take advantage of certain provisions in Delaware's corporate law relating to limitations on liability of corporate officers and directors. The Company believes that the re-incorporation into Delaware, the provisions of its Certificate of Incorporation and Bylaws and the separate indemnification agreements outlined below are necessary to attract and retain qualified persons as directors and officers. The Company's Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law. This provision is intended to allow the Company's directors the benefit of Delaware General Corporation Law which provides that directors of Delaware corporations may be relieved of monetary liabilities for breach of their fiduciary duties as directors, except under certain circumstances, including breach of their duty of loyalty, acts or omissions not in good faith or involving intentional misconduct or a knowing violation of law, unlawful payments of dividends or unlawful stock repurchases or redemption or any transaction from which the director derived an improper personal benefit. The Company's Bylaws provide that the Company shall indemnify its officers and directors to the fullest extent provided by Delaware law. The Bylaws authorized the use of indemnification agreements and the Company has entered into such agreements with each of its directors and executive officers.

THE  RECAPITALIZATION

       During August, 1998 to March 10, 2000, the Company has raised net capital of approximately $2.3 millions by private placements offered to accredited investors. The prices offered for above private placements are from $1.50 to $11.50 per share. All the Common Stock issued by these private placements are restricted shares.

Item 13	Certain Relations and Related Transactions

       The Company was incorporated in the State of Delaware in September, 1998 to purchase the assets of a Laser Eye Laser at Plantation, Florida and signed an agreement to sub-lease one Excimer laser system from LCA Visions, Inc. The Plantation Vision Centers has two full time employees and has more 20 ophthalmologists performing the surgeries. Dr. Raymond Gailitis was appointed as the Medical Director of the Center.

      In February, 1999 the Company acquired all shares, technologies, assets and business of Photon Data, Inc. ("PDI"), a Florida company since 1993, by a stock swap of issuing 8,140,000 shares (pre-split, adjusted shares) of the Company's common shares to the shareholders of PDI.

      In March, 1999, the Company acquired all shares of Advanced Marketing Technology, Inc. ("AMTI") a Florida company by issuing 1,180,000 common stocks (pre-split) which will to be delivered based on some performance criteria. Mr. Paul Miano, the president of AMTI, was appointed as V.P. of Cosmetic Laser Centers and Board Member of the Company. As of January 15, 1999, only 20% of these shares are delivered to the shareholders of AMTI and the remaining 80% are escrowed by the Company until AMTI meets certain performance. In January, 2000 TMTI was spun off from the Company, where Paul Miano and his group bought back 55% of AMTI by returning 750,000 share of the escrowed common stock to the Company. These shares were canceled.

     In March, 1999, the Company acquired EMX, Inc. ("EMX"), a Florida company, by issuing 115,000 common shares (pre-split), where 80,000 shares were delivered at the closing and 20,000 shares are escrowed to meet certain performance criteria and 15,000 shares are reserved for key employees. After the acquisition, Mr. Timothy Arion, the president and sole owner of EMX, Inc. was appointed as the V.P. of Infrared Systems. In January, 2000 Mr. Arion bought back 85% of EMX by returning 40,000 shares his stock which was also canceled by the Company.

     In March, 1999 the Company entered into an agreement for a 15 years of exclusive licensing rights for all medical applications using a new infrared laser with GAM Associates, Inc. ("GAM"), a Florida company. In exchange of these exclusive licensing rights, the Company agreed to issue 50,000 shares (pre-split) of the Company Common Stocks to Gordon Murray, the owner of GAM.

     On March 31, 1999, the Company entered into a merger agreement with MAS Acquisition III Corp. As result of the Agreement, the Company has merged into MAS Acquisition III and MAS Acquisition III has changed its name to SurgiLight, Inc., where the Company issued a total of approximately 1.1 millions shares (pre-split) to the existing shareholders of MAS Acquisition under the Merger. See the Company's SEC filing 14f-1 filed on March 31, 1999 for greater detail.

     On December 28, the Company's approved the spun-off AMTI and EMX (effective from January 1, 2000) in order to focus its business on the core technology of vision lasers. Persuade to the Agreements, the Company had canceled 710,000 (pre-split) returned shares from AMTI and EMX and reserved 82,000 (pres-split) of the Company's stock option and shares for consultants.

     The Company's stock was 2 for 1 forward split effective on January 27, 2000. As of March 30, 2000 the Company has a total outstanding and issued (post-split) shares of 21,490,000 shares including the reserved 164,000 stocks.

    On February 10, the Company signed a letter of Intent to acquire IR Vision at a total amount of $3.5 million paid all by the Company's common stock. The final terms will be concluded in April, 2000 and will be reported in the 2000 first quarter filing.







DESCRIPTION OF CAPITAL STOCK

	The Company is authorized to issue 30,000,000 shares of Common Stock at $0.001 par value per share. Immediately prior to this Offering approximate 21,490,000 shares of Common Stock were issued and outstanding, including the reserved 164,000 shares for the Stock Option Plan and consultants.

Common Stock

The holders of Common Stock have one vote per share on all matters (including election of directors) without provision for cumulative voting. Thus, holders of more than 50% of the shares voting for the election of directors can elect all of the directors, if they choose to do so. The Common Stock is not redeemable and has no conversion or pre-emptive rights. There are no sinking fund provisions. The Common Stock currently outstanding and the Common Stock to be issued pursuant to this Offering will be validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of Common Stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and Preferred shareholders. The Company may pay dividends, in cash or in securities or other property when and as declared by the Board of Directors from funds legally available therefore, but has paid no cash dividends on its Common Stock to date.

The Common Stocks is listed on the OTC:BB  under the symbol SRGL.

Transfer Agent and Registrar

The transfer agent and registrar for the Common Stock of the Company is the Signature Stock Transfer, Inc. in Dallas, Texas.


SHARES ELIGIBLE FOR FUTURE SALE

Approximate 70% of the 21,490,000 shares of the Common Stock currently outstanding have not been registered under the Securities Act of 1933, as amended, (the "Securities Act), and will be eligible for future sale under Rule 144 of the Securities Act. Future sales of the Common Stock under Rule 144 may have a depressive effect on the market price of the Common Stock if a public market develops for such stock and could impair the Company's ability to raise capital through the sale of its equity securities.

All executive officers and directors of the Company and stockholders beneficially owning greater than 5% of the Company's Common Stock prior to the offering are subject to "lock-up" agreements providing that they will not, directly or indirectly, offer, sell, contract to sell or grant any option to purchase or otherwise dispose of any Common Stock or any securities convertible into or exercisable or exchangeable for such Common Stock or, in any manner, transfer all or a portion of the economic consequences associated with the ownership of any such securities.

        In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including an affiliate, who has beneficially owned restricted shares for at least two years is entitled to sell, within any three-month period commencing 90 days after the Effective Date, a number of shares that does not exceed the greater of (i) 1% of the then outstanding shares of Common Stock or (ii) the average weekly trading volume in the Common Stock during the four calendar weeks preceding such sale, subject to the filing of a Form 144 with respect to such sale and certain other limitations and restrictions. In addition, a person who is not deemed to have been an affiliate of the Company at any time during the 90 days preceding a sale and who has beneficially owned the shares proposed to be sold for at least three years, would be entitled to sell such shares under Rule 144(k) without regard to the requirements described above.

		                      Part IV

Item 14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
1. Financial statements
   Not applicable.
2. Financial statement schedules
   Not applicable.
3. Exhibits
Certain exhibits listed below will be filed by Hard Copy and not Electronically and are not contained herein.

1. Merger Agreement with Photon Data, Inc: Sent Hard Copy
2. Merger Agreement with
     Adv. Market Technology, Inc. (AMTI): Sent Hard Copy
3. Merger Agreement with EMX, Inc.: Sent Hard Copy
4. Merger Agreement with MAS Acquisition III: Sent Hard Copy
5. Spun off Agreement with AMTI and EMX, See 8-K, January 18, 2000
6. Key Employee Agreements: Sent Hard Copy
7. Key Stockholder "Lock-up" Agreements: Sent Hard Copy
8. Terms of three (3) Acquisitions March, 2000: Sent Hard Copy
9. New CFO and Board Members, See 8-K, March 31, 2000

SIGNATURES
	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SurgiLight, Inc.

Date: March 30, 2000

By: /s/ J. T. Lin
--------------------
  J. T. Lin
President, Chief Executive Officer,
and Chairman of the Board Director

/s/ J. T. Lin, Ph. D.
-------------
J. T. Lin, President, CEO, Chairman

/s/ Timothy Shea
-------------
Timothy J. Shea, COO and Director

/s/ Richard Reffner
--------------------
Richard L. Reffner, VP and Director

 Robert Clements
-------------------
Robert Clements, Director

/s/ J.S. Yuan
--------------
J.S. Yuan, Director

/s/ Lee Chow
-------------
Lee Chow, Director