Form 10-Q
period 2000-03-31
SURGILIGHT INC
filed 2000-04-28
CIK 1070289

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - March 31, 2000

          					OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from

            		Commission file number 0-24897

	                        SurgiLight, Inc.
              (Name of Small Business Issuer in its charter)

                Delaware               			  35-1990562
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                  (Identification Number)


     12001 Science Drive, Suite 140, Orlando, Florida 32826
     (Address of principal executive offices)   (Zip Code)

     Registrant's telephone number, including area code: (407) 482-4555

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

SurgiLight, Inc.

Except for the historical information contained herein, the discussion in this Report contains forward-looking statements (within the meaning of Section 21E of the Exchange Act) that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Uncertainties" in this report. SurgiLight undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect any future events or developments.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements    	 	                    	Page
[S]                           		                     [C]
     Consolidated Balance Sheets at March 31, 2000 and
        March 31, 1999 (un-audited)                           F-1

     Consolidated Statements of Operations for the three
        months ended March 31, 2000 and
        March 31, 1999 (un-audited)                           F-2

     Consolidated Statements of Cash Flows for the three
        month ended March 31, 2000 and
        March 31, 1999 (un-audited)                           F-3

     Consolidated Statements of Changes in Stockholder's
        Equity for the years ended December 31, 1999 and
        March 31, 2000  (un-audited)       			  F-4

     Notes to Un-audited Financial Statements                 F-5

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

	ITEM 1.  Legal Proceedings

	Item 2.  Changes in Securities

	ITEM 3.  Defaults Upon Senior Securities

	ITEM 4.  Submission of Matters to a Vote of Security Holders

	ITEM 5.  Other Information

ITEM 6.  Exhibits and Reports on Form 8-K

ITEM 1 - FINANCIAL STATEMENTS
                               SURGILIGHT, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                             Three Months Ended
                                           March, 31     March, 31

                                             2000         1999
 	                                   ---------     ---------
ASSETS

Current Assets
  Cash                                   $ 1,334,823    $  434,381
  Accounts Receivables, Net                  601,357       228,375
  Inventory                                  573,276       876,708
  Other Current Assets                        43,406         2,500
                                           ---------     ---------
  Total Current Assets                     2,552,862     1,541,964

Property & Equipment, Net                  1,665,091     1,156,591

Intangibles, Net                             134,258       146,694

Other Assets                                 327,747       203,051
                                           ---------     ---------
  Total Assets                           $ 4,679,958   $ 3,048,300
                                           =========     =========
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                       $   322,200   $   174,125
  Accrued Expenses                            22,494        19,872
  Other Current Liabilities                   53,632       482,132
                                           ---------     ---------
  Total Current Liabilities                  398,326       676,129

Long-term Liabilities                        146,132        56,095
                                           ---------     ---------
  Total Liabilities                          544,458       732,223

Stockholders' Equity
  Common Stock                                 2,292     4,048,364
  Paid In Capital                          6,373,624       571,680
  Accumulated Deficit                     (2,240,416)   (2,303,968)
                                           ---------     ---------
  Total Stockholders' Equity               4,135,500     2,316,076
                                           ---------     ---------
Total Liabilities &
   Stockholders' Equity                  $ 4,679,958   $ 3,048,300
                                           =========     =========

                           	SURGILIGHT, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                             Three Months Ended

                                           March, 31     March, 31

                                              2000          1999
                                           ----------    ----------
Net Sales                                $   761,303    $  472,316
Cost of Goods Sold                           280,061        80,861
                                           ----------    ----------
Gross Profit                                 481,242       391,455
General and Administrative
  Expenses                                   481,168       411,193
                                           ----------    ----------
Operating Income (Loss)                           74       (19,738)

Other Income (Expenses)
  Interest Expense                          (31,704)          (16)
  Interest Income                             1,403          3,443
                                           ----------    ----------
Net Income (Loss)                        $   (30,301)      (16,311)
                                           ==========    ==========

Diluted Earnings Per Share (Loss)        $     (0.001)      (0.001)

Weighted Average Number of
   Diluted Shares Outstanding               21,191,350    6,124,614

                                F-2

                             SURGILIGHT, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                             Three Months Ended
                                           March, 31     March, 31
                                              2000          1999
                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $  (30,227)  $  (16,311)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
    Depreciation                              50,000        52,166
    Amortization                               3,000         3,333
    Increase (Decrease) in:
      Receivables                           (253,681)      (72,246)
      Inventory                               264,213      (71,944)
      Other assets                           (323,787)      (2,500)
      Accounts Payable                         13,176        27,881
      Accrued Expenses                       (128,500)         (65)
                                           ----------    ----------
        Net cash provided (used) by
              operating activities          (405,806)      (79,686)
                                           ----------    ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of equipment                    (101,465)     (119,013)
                                           ----------    ----------
        Net cash provided (used) by
              investing activities          (119,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowing                -       104,727
  Repayment of long-term borrowing                 -             -
  Capital Contributions                      337,686     1,137,998
                                           ----------    ----------
        Net cash provided (used) by
              financing activities         1,264,500       442,413
                                           ----------    ----------
NET INCREASE (DECREASE) IN CASH              757,229       243,714
CASH, beginning of period                    577,594       190,667
                                           ----------    ----------
CASH, end of period                      $ 1,334,823   $   434,381
                                           ==========    ==========
CASH, paid during the
 Period for interest			     $    14,978        11,000
							 =========	   ==========

                                SURGILIGHT, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                   	Dec., 31     	March, 31
                     	1999        	2000
                 	   ----------    	    ----------
Capital Stock        $    1,140         $     2,292

Additional
Paid In Capital       5,110,276           6,374,624

Deficit              (2,210,189)         (2,241,410)
                     ----------          ----------

Total               $ 2,901,227         $ 4,136,500
                     ==========          ==========


See accompanying notes to financial statements.





























NOTES FOR FIRST QUARTER FINANCIAL STATEMENTS

SURGILIGHT, INC.

                     	CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                        	FOR THE THREE MONTHS ENDED
                        	  MARCH 31, 2000 AND 1999



Parks, Tschopp, Whitcomb and Orr
2600 Maitland Central Parkway
Suite 330
Maitland, FL 32751

SurgiLight, Inc.
12001 Science Drive, Suite 140
Orlando, FL 32826

We have compiled the accompanying Consolidated Balance Sheets of SurgiLight, Inc. as of March 31, 2000 and 1999 and related Statements of Operations for the three months ended March 31, 2000 and March 31, 1999, in accordance with statements on standards for accounting and review services issued by the American Institute of Certified Public Accountants.

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




Thomas Tschopp
Maitland, FL
April 16, 2000

Basis of presentation. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent financial statements included in its report on Form 10-K for the year ended December 31, 1999 filed with the Securities Exchange Commission. The interim financial information included herein is un-audited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments)which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

OVERVIEW

The Company currently two divisions: (1) the Laser Technology and (2) the Laser Eye Centers. The Company also obtain income from its spun-off two divisions: the Cosmetic Mobile Laser Centers and the Thermal Infrared Technology. In the Laser Technology division, we develop and conduct research for lasers in the ultraviolet (UV) and infrared (IR) spectra for applications including vision correction and microsurgery. We also conduct clinical trials outside the U.S. for various new applications. The Company currently operates 19 Laser Eye Centers (LEC) internationally and one Laser Eye Center in Florida.

The Company's strategy is to focus on the recurring revenue and income from The royalty fee of new technology and from laser centers operation. The Company, however, will continue to develop new products for new markets mainly outside the U.S. These new products shall include diode lasers for microsurgery, UV laser for skin treatments, infrared lasers for vision correction and the Company's patent pending new technology for presbyopia correction. The Company believes that it is the only company has the in-house technologies to support and/or up-grade the systems used in its Centers. The Company's start-up system cost for its international Laser Centers, in which systems were made by the Company, is only 30% of that of its competitors which purchase systems from others. However, there can be no assurance that the Company will be successful in operating these Laser Centers without suffering future competitions from those that may also operate Centers in and also own the in-house technologies.

The presbyopia worldwide potential procedure income is estimated to be over $1,500 billion, since almost 100% of the worldwide population for ages older than 45 will become presbyopia. This estimation is based upon the worldwide population of 900 million (15%) who are presbyopia and an average procedure fee of $2,000 per patient. The US presbyopia population is approximately 40 million which also representing a potential procedure income of about $160 million based upon a fee of $2,000 per eye. The current treatments for presbyopia including implants and diamond-knife incision which have drawbacks of being a complex surgical procedure and require a lot of the surgeon's experience. Another method is to use a Ho:YAG laser for monovision correction, a clinical trial system made by Sunrise Technology. This method however can only treat one eye for near view and requires the second eye un-treated to see far. Strictly speaking the Ho:YAG method is not a presbyopia correction but only correct hyperopia in one eye.

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

The medical laser industry is new and needs the approval from FDA prior to marketing in the U.S. Our competitors are significantly larger in their financial condition and several of them have now received FDA approval in vision correction using excimer lasers. We will also face increased competition from manufacturers of vision correction lasers and from companies operating laser centers in the U.S. and internationally. The Company's medical lasers will need either 510(K) approval, which takes only 6-12 months, or PMA and IDE approvals which may take a few years to complete prior to the market approval in the U.S. Prior to these market approvals, the Company's medical products will be limited to international sales and these products need to be manufactured outside US. The Company believes that its UV-laser for dermatology uses and the waterjet system (made by VisiJet and marketed by the Company in certain countries) will only need 510(K) approval. The other new products of the Company will require PMA approval. However there can be no assurance that the Company will be successful in obtaining these market approvals as scheduled. The Company has recently submitted a 510(K) application for its UV-308 laser for the treatment of skin diseases including psoriasis and vitiligo.

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

RESULTS OF OPERATIONS

Revenues for the first quarter ended March 31, 2000 increased 61% to $761,000 from $472,000 for the same period of 1999. The growth of revenues and operation incomes are attributed to the Company's growth in system sales and procedure income from the Laser Centers.

For the first quarter ended March 31, 2000, the Company reported an operation income of $20,000, excluding the facility depreciation of $50,000. The net loss (after the facility depreciation) of the first quarter of 2000 was $30,000 or $0.001 per share, compared to a net loss of $16,000 or $0.001 per share for the same period of 1999.

The total revenue for the first quarter is attributed to the Company's two divisions, the Laser Eye Centers and sales of systems. In addition, the Company also obtained incomes from Advanced Marketing Technology for the Cosmetic Laser Centers and EMX for night vision products. In this quarter, the Company was established two more Eye Laser Centers in Asian countries and now has a total of 20 Laser Eye Centers.

Operating expenses for the first quarter of 2000 was $481,000, compared with $411,000 of the same period of 1999. The increase in operating expenses is proportional to the total revenue and increased sales effort. In addition, R&D costs and clinical trials costs will continue to increase in the future quarters to support our focus on the Company's new infrared lasers and the related ongoing clinical trials in Latin America, Europe and US.

The total current assets of the Company increased to $2,553,000 as of March 31, 2000, compared with $1,542,000 of the end of March, 1999. This increase in current assets is mainly attributed to the additional paid in capital of $1,232,000 from an accredited investor. The Company expects to obtain more proceeds from accredited or Institutional investors in the second quarter of 2000. The Company will use this addition funding to continue its on-going clinical trials and to expand its international Laser Centers.

The Company hopes to receive FDA clearance for the EX-308 laser for the phototherapy treatment of psoriasis and related skin disorder soon. In preparation for this clearance, the Company appointed Claude S. Burton, M.D., Associate Professor of Medicine and Director of the Laser Clinic at Duke University Medical Center, as the Medical Advisor.

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

LIQUIDITY AND CAPITAL RESOURCES

The total current assets of the Company increased to $2,553,000 as of March 31, 2000, compared with $1,542,000 of the end of March, 1999. This increase in current assets is mainly attributed to the additional paid in capital of $1,232,000 from an accredited investor. The Company expects to obtain more proceeds from accredited or Institutional investors in the second quarter of 2000. The Company will use this addition funding to continue its on-going clinical trials and to expand its international Laser Centers.

The net cash increased from $577,594 on December 31, 1999 to $1,334,823 on March 31, 2000 mainly due to the addition paid in capital of $1,232,000. The Company anticipates that its current cash, cash equivalents, as well as anticipated cash flows from operations and additional capital contribution from private placements, will be sufficient to meet its working capital and capital equipment needs at least through the next twelve months. The Company expects to raise additional funds via private placements during the second quarter of 2000.

OTHER INFORMATION (Clinical Trials and New Products Up-date)

1. The Company is currently conducting clinical trials at Caracas, Venezuela for the treatment of presbyopia patients using the Company's patent pending technology.. The clinical results (for 15 cases) performed by Drs. Perrasa and Martinez at the Company's Microsurgical Laser Center at Caracas, Venezuela, were reported at the 1999 Fall World Refractive Surgery Symposium (October 21-23, Orlando, FL). A second paper for the results of 21 cases with follow-up longer than 8 months was submitted for presentation in the Summer World Refractive Surgery Symposium (July 21-23, Miami, FL). The Company plans to open several more Laser Centers in Latin America countries for the LASA procedure using its patent pending device.

2. The Company has another on-going clinical trial at Mt. Sinai Hospital, New York, using a UV-laser for the treatment of Psoriasis and vitiligo which affect a worldwide population of about 2% or 100 million, according to the report by Dr. Spencer at Mt. Sinai Hospital, NY. Clinical results were submitted for the application of a 510K marketing approval.

3. The Company had a meeting with FDA in April for the discussion of detail technical and clinical requirement in preparing the IDE protocol, where Dr.
J. T. Lin, Mr. Tim Shea and Dr. Penny Asbell (from Mt. Sinai) were attending the meeting.



4. The Company will continue its R&D for several new products including the UV-laser for skin treatment (market approval is expected in 2000, if a 510K approval can be completed) and the new infrared lasers for microsurgery and vision correction, the models IR-3000 , IR-3001 and IR-2000 which will take several years for the U.S. market approval. International marketing for these new products, however, will start during the early part of year 2000, in addition to our existing UV lasers market. The Company had signed a letter of intent with MicraUS for a joint venture in UK to manufacture and market its products in Europe. However there can be no assurance that the Company will be successful in completing the clinical trials and obtaining necessary approvals as scheduled.

Part II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

On March 15, 2000 the Company was notified that Presby Corp of Dallas, Texas had filed suit in the United States Court for the Middle District of Florida Orlando Division. Presby Corp and its parent company RAS Holding Corp own multiple patents directed to methods, devices and systems for the treatment of presbyopia and alleges that the Company is violating their patents. The Company believes that there is no basis for this suit and that these allegations are without merit and completely false. However, there can be no assurance that the Company will successfully defend this lawsuit or may have to negotiate a licensing fee payable to Presby Corp. The Company had hired a lawyer and will start to negotiate and investigate the validity of the patents claimed by Presby Corp. The first meeting with the lawyer of Preby Corp is expected at the beginning of May, 2000.

ITEM 2.  Changes in Securities

On January 14, 2000, the board of directors and the shareholders holding majority of the issued and outstanding shares of common stock ("Common Stock"), par value $.0001 per share, of the Company authorized an amendment to the Certificate of Incorporation of the Company ("Amendment") providing for a two-for-one forward stock split of the Common Stock (the "Forward Split"). The Forward Split shall become effective as to all shares of Common Stock issued and outstanding as of January 25, 2000 ("Effective
Date).

The Forward Split will occur on the Effective Date without any further action on the part of stockholders of the Company and without regard to the date or dates on which certificates representing shares of Existing Common actually are surrendered by each holder thereof for certificates representing the number of shares of the New Common which each such stockholder is entitled to receive as a consequence of the Forward Split. After the Effective Date of the Forward Split, each certificate representing shares of Common Stock outstanding immediately prior to the Effective Date of the Forward Split (the "Existing Common") will be deemed to represent two shares of into new certificates representing the appropriate number of shares of Common Stock resulting from the subdivision ("New Common"). No fractional shares, but only whole shares of New Common, shall be issued. Certificates representing shares of New Common will be issued in due course as old certificates are tendered for exchange or transfer to Signature Stock Transfer, the Company's transfer agent.

As of January 14, 2000, there were approximately 250 holders of record of Existing Common. The Company does not anticipate that, as a result of the Forward Split, the number of holders of record or beneficial owners of Existing Common or New Common will change significantly. In addition, the approximately 82,000 shares issuable upon exercise of the Company's outstanding options, and the exercise price per share, will be proportionately adjusted, and the par value per share of the Common Stock will not be changed.

The Forward Split will not materially affect the proportionate equity interest in the Company of any holder of Existing Common or the relative rights, preferences, privileges or priorities of any such stockholder. The New Common issued pursuant to the Forward Split will be fully paid and non-assessable. All shares of New Common will have the same par value, voting rights and other rights as shares of the Existing Common have. Stockholders of the Company do not have preemptive rights to acquire additional shares of Common Stock that may be issued. The Company has no definitive plans or commitments to issue additional shares of Common Stock.

The primary purpose of the Forward Split is to increase the tradability of the Company's Common Stock by increasing the number of shares outstanding, thereby reducing the price per share at which the Common Stock is trading. The Company does not anticipate any change in the Company's status as a reporting company for federal securities law purposes as a result of the Forward Split.

The Amendment also authorized an increase in the number of authorized shares to 30,000,000 shares of Common Stock, having a par value of $.0001 per share.

The Company's stock split was effective on January 27, 2000. On March 10, 2000 the Company issued 110,000 shares of Common Stock to an accredited investor for paid in capital of $1,232,000.00. As of March 30, 2000 the Company had a total outstanding and issued (post-split) shares of 21,490,000 shares including the reserved 164,000 shares.

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in 1999.

ITEM 5.  Other Information

ITEM 6.  Exhibits and Reports on Form 8-k

On March 31, 2000 the Company filed a Form 8-K regarding the hiring of a part-time Chief Financial Officer and announcing the appointments of two new Board Members.

On January 25, 2000 the Company filed a Form 8-K regarding the agreement with Advanced Marketing Technologies, Inc. The Company also announced the results of the Stock Option Committee meeting with regard to the status of the Stock Options.

On January 24, 2000 the Company Filed a Form 8-K regarding the spin off of Advanced Marketing Technologies, Inc. and EMX, Inc. The Company also announced the hiring of Timothy J. Shea as Senior Vice President and Chief Operating Officer. Mr. Shea was also appointed to the Board of Directors and will hold the responsibility of Secretary of the Board.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurgiLight, Inc.

Date: April 16, 2000

                           By: /s/ J. T. Lin
                               ----------------------------------
                               J. T. Lin
			             President, Chief Executive Officer
			             and Director