Form 10-Q
period 2000-06-30
SURGILIGHT INC
filed 2000-07-28
CIK 1070289

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - June 30, 2000

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

     As of June 30, 2000, the Registrant has outstanding 21,490,000 shares of Common Stock.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements    	 	                    	Page
[S]                           		                   [C]
     Consolidated Balance Sheets at June 30, 2000
        (un-audited) and June 30, 1999                       F-1

     Consolidated Statements of Operations for the three
        months ended June 30, 2000, and 1999 and
        six months June 30, 2000 and 1999                    F-2

     Consolidated Statements of Cash Flows for the three
        months ended June 30, 2000, and 1999 and
        six months June 30, 2000 and 1999                    F-3

     Consolidated Statements of Changes in Stockholder's
        Equity for the months ending June 30, 2000 and
        June 30, 1999                     			 F-4


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

	ITEM 1.  Legal Proceedings

	Item 2.  Changes in Securities

	ITEM 3.  Defaults Upon Senior Securities

	ITEM 4.  Submission of Matters to a Vote of Security Holders

	ITEM 5.  Other Information

ITEM 6.  Exhibits and Reports on Form 8-K

ITEM 1 - FINANCIAL STATEMENTS

                                SURGILIGHT, INC.
                                 BALANCE SHEETS
                                  (Unaudited)
                                 IN THOUSANDS

                                         June, 30          June, 30
                                         2000              1999
	                                   --------          --------
ASSETS

Current Assets
  Cash                                   $ 1,203        $    532
  Accounts Receivables, Net                  700             232
  Investments                                150               -
  Inventory                                1,193             948
  Other Current Assets                       175               -
                                         -------         -------
  Total Current Assets                     3,421           1,712

Property & Equipment, Net                  1,052           1,105

Intangibles, Net                             127             144

Other Assets                                 127             203
                                         -------         -------
  Total Assets                           $ 4,727         $ 3,164
                                         =======         =======
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                       $   296             106
  Accrued Expenses                            20              20
  Other Current Liabilities                  105             375
                                         -------         -------
  Total Current Liabilities                  421             501

Long-term Liabilities                         66              91
                                         -------         -------
  Total Liabilities                          487             592

Stockholders' Equity
  Common Stock                                22               9
  Paid In Capital                          6,334           4,857
  Accumulated Deficit                     (2,116)         (2,294)
                                         -------         -------
  Total Stockholders' Equity               4,240          2,572
                                         -------        -------
Total Liabilities &
   Stockholders' Equity                  $ 4,727        $ 3,164
                                         =======        =======


                           	SURGILIGHT, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                           Three Months Ended       Six Months Ended

                         June, 30     June, 30    June, 30   June, 30

                             2000        1999        2000        1999
                           --------    -------     --------    -------
Net Sales                  $ 1,009     $  868      $ 1,776     $1,434
Cost of Goods Sold             432        359          772        548
                           --------    -------     --------    -------
Gross Profit                   577        509        1,004        886

General and Administrative
  Expenses                     551        398          976        774
                            -------     ------     --------    -------
Operating Income (Loss)         26        111           28        112

Other Income (Expenses)
  Interest Expense               -         (5)         (32)        (6)
  Interest Income               13          2           16          6
                            -------    -------     --------    -------
Net Income (Loss)           $   39     $  108      $    12     $  112
                            =======    =======     ========    =======


























                                 SURGILIGHT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                           Three Months     Six Months
                                               Ended           Ended
                                             June, 30        June, 30

                                           2000     1999   2000   1999
                                          -----    -----  -----  -----

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income (loss)                    $    39  $   108  $  12  $  112
	Adjustments to reconcile net income
	  (loss) to net cash provided by
	  (used in) operating activities:
	    Depreciation                          42       52     84     105
	    Amortization                           3        3      7       7

Increase (Decrease) in:
	Receivables                           31      (26)  (209)    (65)
	Inventory                             12      (78)     6    (171)
	Loans Receivable                    (150)       3   (155)     15
	Accounts Payable                      89      (44)     3      17
                                          ------    ----- ------  -----
Net cash provided (used) by
	operating activities        66       18   (252)     20

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of equipment                    (89)       -    (92)      -
  Sale of Marketable Securities             600        -      -       -
  Purchase of Investment                      -        -   (150)      -
                                           -----    ----- -----   -----
Net cash provided (used) by
	investing activities       511        -   (242)      -

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of long term borrowing            -      (14)  (103)    (13)
  Capital Contributions                     (15)     151  1,247     430
  Repayment of Loans From Shareholders        -      (57)   (26)    (57)
                                          -----   ------  -----  ------
Net cash provided (used) by
	financing activities       (15)      80  1,118     360
                                          -----   ------ ------  ------
NET INCREASE (DECREASE) IN CASH             562       98    624     380
CASH, beginning of period                   641      434    579     152
                                          -----   ------ ------  ------
CASH, end of period                     $ 1,203   $  532 $1,203  $  532
                                          =====   ====== ======  ======



                                SURGILIGHT, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                    June, 30       June, 30

                                       2000          1999
                                    ---------     ---------
     Capital Stock                  $     22      $     10

     Additional
     Paid In Capital                   6,334         4,856

     Deficit                          (2,116)       (2,294)
                                   ----------     ---------
Total                                $  4,240     $ 2,572
                                    ==========            =========



































ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

In our Management's Discussion and Analysis of Financial Condition and
Results of Operations we review our past performance and, where appropriate, state our expectations about future activity in forward-looking statements.
Our future results may differ from our expectations.

OVERVIEW

The Company currently two divisions: (1) the Laser Technology and (2) the Laser Eye Centers. The Company also obtain income from its spun-off two divisions: the Cosmetic Mobile Laser Centers and the Thermal Infrared
Technology. In the Laser Technology division, we develop and conduct research for lasers in the ultraviolet (UV) and infrared (IR) spectra for applications including vision correction and microsurgery. We also conduct clinical trials outside the U.S. for various new applications. The Company currently operates 20 Laser Eye Centers (LEC) internationally and one Laser
Eye Center in Florida.

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

The presbyopia worldwide potential procedure income is estimated to be over $1,500 billion, since almost 100% of the worldwide population for ages older than 45 will become presbyopia. This estimation is based upon the worldwide population of 900 million (15%) who are presbyopia and an average procedure fee of $2,000 per patient. The US presbyopia population is approximately 40 million which also representing a potential procedure income of about $160 million based upon a fee of $2,000 per eye. The current treatments for presbyopia including implants and diamond-knife incision which have drawbacks of being a complex surgical procedure and require a lot of the surgeon's experience. Another method is to use a Ho:YAG laser for monovision correction, a FDA approved system made by Sunrise Technology.
This method however can only treat one eye for near view and requires the second eye un-treated to see far. Strictly speaking the Ho:YAG method is not a presbyopia correction but only correct hyperopia in one eye.







The Company's new method of LASA (Laser Sclera Ablation) using laser for presbyopia reversal has advantages of a being precise, fast and simple procedure which does not require surgeon's experience. The LASA procedure will be less complications and more stable , less regression than the mechanical, non-laser methods. The Company is currently conducting clinical trials in Venezuela and Argentina. The results was presented at the Summer
World Refractive Surgery Symposium (Miami, Fl July 21-23). The Company believes that it is the first and the only company offering LASA which is now limited to the international market prior to the US approval. The Company currently has three pending patents relating to the LASA and new IR-laser technologies. However, there can be no assurance that the Company will be successful in protecting its proprietary technologies or in completing its market approval in the U.S. on schedule. (See ITEM 5 of Part II in this filing for greater details).

The Company believes that it is the only company currently owning both the ultraviolet (UV) and infrared (IR) laser technologies for vision corrections. For vision corrections using UV lasers, there are several existing patents which may prohibit our sales of the UV lasers without obtaining a license. The Company has three pending patents for the use of IR lasers which has the potential of replacing the existing UV lasers currently used by most of its competitors including Visx, Summit, Bausch & Lomb, LaserSight, Nidek, Schwind and Meditec. The IR lasers, the Company believes, will be have less mutagenic effects and safer than the UV lasers which may have potential risk of long-term biological complications. However, prior to the market approval in US the Company's new products will be limited to international sales. The Company believes that its Infrared (IR) lasers for vision corrections will be protected by its proprietary technology and its pending patents. In addition, the users of the Company's IR lasers will not have to pay the license fee or royalty fee which are required for the use of UV lasers. Currently, the UV laser royalty fee in the U.S. is about $100 per case paid to the patent owners Visx and Summit. The UV laser manufacturers also need to pay the IBM-patent fee of about 3%-7% of their sale price.
Without paying these fees, the Company believes that its IR lasers will have advantages in both profit margin and the market competitions. However, there can be no assurance that the Company will be successful in protecting its proprietary and pending patents to avoid these license and or royalty fees.

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




However there can be no assurance that the Company will be successful in obtaining these market approvals as scheduled. The Company has submitted a 510(K) application for its UV-308 laser for the treatment of psoriasis and expects to obtain the approval shortly.

The Company's Plantation Eye Center currently has over 30 surgeons using the excimer laser facility. These existing surgeons however may leave the Company if they decide to operate their own Center or join other Centers offering a better term than the Company. All of these factors may influence our systems sales and income from laser centers. Accordingly, our past results may not be useful in predicting our future results.

For the IR-3000 model designed for presbyopia correction, the Company expects to start the clinical trials in Japan within a few weeks and in Europe and US in a few months.

RESULTS OF OPERATIONS

Revenues for the six month ended June 30, 2000 increased 23.8% to $1.78 million from $1.43 million for the same period of 1999. The Company reported a six month net income of $12,000 or $0.002 per share, compared to a net income of $112,000 or $0.01 per share for the same period of 1999. The growth of revenues are attributed to the Company's growth in system sales and procedure income from the Laser Centers.

For the second quarter of 2000, the Company reported an operation income of $84,000, excluding the facility depreciation of $45,000. The net income
(after the facility depreciation) of the second quarter 2000 is $39,000 compared to a net loss of $27,000 of the first quarter 2000. Revenue for the second quarter 2000 increased 32.6% to $1,009,000 from $761,000 for the first quarter of 2000, attributed to the growth of Eye Centers and system sales.

Revenues for the three- and six-month periods ended June 30, 2000 were $761,000 and $1,776,000, respectively, compared to $566,000 and $1,434,000, for the same periods in 1999. The total revenue for the second quarter is attributed to the Company's two divisions: the Laser Eye Centers and the Technology. In addition, the Company also gained income from the Cosmetic
Laser Centers. In this quarter, the Company had added 2 new international
Eye Laser Centers and one Cosmetic Mobile Laser Center in Venezuela. The
Company currently has a total of 23 Laser Eye Centers and Cosmetic Centers.

Operating expenses for the three- and six-month periods ended June 30, 2000 were $551,000 and $976,000 respectively. Prior year comparative periods showed operating expense levels of $398,000 and $774,000 respectively. The increase in operating expenses is proportional to the total revenue and increased R&D and clinical trial efforts. The six month R&D and clinical trials costs increased from $90,000 in 1999 to $134,000 in 2000. These costs will continue to increase in the future quarters to support our focus on the Company's new infrared lasers and the related on-going clinical trials in Latin America, Japan, Europe and US.





LIQUIDITY AND CAPITAL RESOURCES

The total current assets of the Company increased to $3,421,000 as of June
30, 2000, compared with $1,712,000 of the end of June, 1999. This increase in current assets is mainly attributed to the additional paid in capital of $1,232,000 from an accredited investor. The Company recently has obtained a commitment of additional funds of $3.0 million from an investment group
Global Emerging Markets, Inc. (GEM), a United Kingdom-based firm. The
Company will use this addition funding to continue its on-going new products development, clinical trials and to expand its international Laser Eye
Centers. In particular, these additional funds will accelerate the worldwide market of our to-be-approved new products.

The inventory for the second quarter increased from $573,000 of the first quarter to $1,193,000 because of the need to meet the growth of system sales in the next few quarters and the IR-3000 systems invested for clinical trials.

Account receivable increase from $601,000 in the first quarter to $700,000 in the second quarter because of the financing program offered to the Cosmetic Laser Center in Venezuela.

The net cash increased from $1,334,000 on March 31, 1999 to $1,353,000 on June 30, 2000 mainly from the net operational profits.

The Company anticipates that its current cash, cash equivalents, as well as anticipated cash flows from operations and additional capital contribution from private placements, will be sufficient to meet its working capital and capital equipment needs at least through the next 12-18 months.

As of June 30, 2000 the Company has a total outstanding common shares of 21,490,000 including the reserved shares for employees stock options and consultants. The Company plans to file an SB2 application to register additional common shares related to the $3 million investment from the GEM group.





















OTHER INFORMATION (Clinical Trials and New Products Up-date)

1. The Company is currently conducting clinical trials at Caracas, Venezuela and Argentina for the treatment of presbyopia patients using the Company's patent pending technology. The clinical results (for 35 cases) performed by Drs. Perrasa and Martinez at the Company's Micro-surgical Laser
Center at Caracas, Venezuela, were reported at the Summer World Refractive
Surgery Symposium (July 21-23, Miami, FL), with follow-up longer than 13 months The Company plans to open several more Laser Centers in Latin America countries for the LASA procedure using its patent pending device.

2. The Company has completed the clinical trial at Mt. Sinai Hospital, New York, using a UV-laser for the treatment of Psoriasis and vitiligo which affect a worldwide population of about 2% or 100 million, according to the report by Dr. Spencer at Mt. Sinai Hospital, NY. Clinical results were submitted for the application of a 510K marketing approval.

3. The Company will continue its R&D for several new products including the new infrared lasers for microsurgery and vision correction. The models
IR-3000 and IR-5000 will take several years for the U.S. market approval.
International marketing for these new products, however, will start during The third quarter of year 2000, in addition to our existing UV lasers market. The Company had signed an Agreement with MicraUS for a joint venture in UK to obtain the CE-mark approval, manufacture and market its products in Europe. However there can be no assurance that the Company will be successful in completing the clinical trials and obtaining necessary approvals as scheduled.

4. The Company announced the replacement of its Chief Financial Officer.
Ms. Rachel Siu, CPA has accepted the position of part-time, interim Chief
Financial Officer.  Ms. Siu became a Certified Public Accountant (CPA) in
1983 and received her M.B.A. from the University of Central Florida in 1985 and has been in private practice since 1985.

5. The Company announced it has appointed Richard Ajayi, Ph.D., to its Board of Directors. Dr. Ajayi is currently an Associate Professor of
Finance at the University of Central Florida, Orlando, Florida. He received his Ph.D. in Business Administration majoring in Finance and International
Business, and an M.B.A. in Actuarial Science and Insurance from Temple
University, Philadelphia, Pennsylvania and his B.Sc. (Honors) in Mathematics from University of Ife, Nigeria. Dr. Ajayi has accepted the position and will serve as Chairperson of the Corporate Audit committee and oversee various other Corporate sub-committees.


6. The Company also decided to unwind, and not to move forward with the acquisition of IR-Vision. The Company was at one time interested in acquiring IR-Vision, another laser based company in the field of Ophthalmology. Due to the inability to reach a fair and equitable deal, the Company decided it was in their best interest to unwind the deal and not move forward with this acquisition. The Company believes that it would be more economical to develop an OPO laser based system in-house. If the Company decides to market this type of system, it would negotiate a license from a third party to use the system in Ophthalmology.


7. The Company recently concluded a Joint Venture Agreement to assemble the MicraLight Escan 2020 (formerly the SurgiLight Scan-195 scanning excimer laser) in the United Kingdom. The Company believes that this Agreement should enhance its sales in countries that require the CE mark outside the Untied States and create opportunities that were not available prior to this Agreement.

8. The Company announced that the Board of Directors has authorized the repurchase of up to 100,000 shares of the Company's common stock on the open market. The timing and amounts of any stock repurchase will depend on many factors, including the market price of the common stock and overall market conditions. The repurchase program is expected to continue through the end of 2000, unless extended by the Board of Directors. At current price levels, the Company believes the stock is undervalued. The repurchase of the common stock is in the best interests of our stockholders, and will provide significant value over the long term. We remain confident in the underlying strengths of our IR-laser technology for presbyopia and its huge market potential.

9. The Company announced that it had confirmed a $3 million investment by the United Kingdom-based firm, Global Emerging Markets, Inc. GEM is an investment group specializing in private equity investments, has entered into a commitment with the Company to fund additional capital of $3 million.
GEM sources its investments from its three operating offices based in New
York, London and Beijing and specializes in opportunities offered by selected emerging technologies and economies on a global basis. GEM's activities are based on a thorough knowledge and understanding of market conditions on both the macro and micro level. Since March, 2000 the Company has raised a total of $4.2 million, which includes $1.2 million from an accredited investor and the $3 Million from GEM. The Company believes that these additional funds shall provide sufficient working capital for the next
18-24 months.

10. The Company appointed new members to its Stock Option and Audit
Committees. The Stock Option Committee will be Chaired by Lee Chow, Ph.D., and will consist of J. T. Lin, Ph.D., and Timothy J. Shea, and Richard
Ajayi, Ph.D., (Dr. Ajayi will consult on an as needed basis).  The Audit
Committee will be Chaired by Richard Ajayi, Ph.D., and will consist of J. S.
Yuan, Ph.D., Robert Clements and Richard Reffner.

















Part II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company announced on June 27, 2000 Laser Photonics (now PhotoMedex, Inc.)
filed suite against the Company in Orange County, Florida for misappropriation and use of trade secrets and other confidential information. The Company asserts that these allegations are completely false, have no merit and intends to vigorously challenge the claims.

ITEM 2.  Changes in Securities

Not Applicable

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in 1999.

ITEM 5.  Other Information

ITEM 6.  Exhibits and Reports on Form 8-k

No copies filed on 8K




























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

SurgiLight, Inc.

Date: April 16, 2000

                           By: /s/ J. T. Lin
                               ----------------------------------
                               J. T. Lin
			             President, Chief Executive Officer
			             and Director










































[TYPE]EX-27
[ARTICLE] 5
[LEGEND]
This schedule contains summary financial information extracted from the Balance Sheet on June 30, 2000 (un-audited) and the Statement of
Operations for the 6 months ended June 30, 2000 (un-audited) and is qualified in its entirety by reference to such financial statements.


[PERIOD-TYPE]                          6-MOS
[FISCAL-YEAR-END]                      DEC-31-2000
[PERIOD-END]                           JUN-30-2000
[CASH]                                 1,203,000
[SECURITIES]                           0
[RECEIVABLES]                          700,000
[ALLOWANCES]                           0
[INVENTORY]                            1,193,000
[CURRENT-ASSETS]                       3,421,000
[PP&E]                                 1,306,000
[DEPRECIATION]                         91,000
[TOTAL-ASSETS]                         4,727,000
[CURRENT-LIABILITIES]                  421,000
[BONDS]                                0
[PREFERRED-MANDATORY]                  0
[PREFERRED]                            0
[COMMON]                               21,490,000
[OTHER-SE]                             0
[TOTAL-LIABILITY-AND-EQUITY]           4,727,000
[SALES]                                1,009,000
[TOTAL-REVENUES]                       1,009,000
[CGS]                                  432,000
[TOTAL-COSTS]                          551,000
[OTHER-EXPENSES]                       0
[LOSS-PROVISION]                       0
[INTEREST-EXPENSE]                     0
[INCOME-PRETAX]                        13,000
[INCOME-TAX]                           0
[INCOME-CONTINUING]                    0
[DISCONTINUED]                         0
[EXTRAORDINARY]                        0
[CHANGES]                              0
[NET-INCOME]                           39,000
[EPS-BASIC]                          0
[EPS-DILUTED]                          0
