Form 10-Q/A
period 2000-03-31
SURGILIGHT INC
filed 2000-09-12
CIK 1070289

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                       Form 10-QSB (Amendment Number 2)

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

                                F-2

                             SURGILIGHT, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                             Three Months Ended
                                           March, 31     March, 31
                                              2000          1999
                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $  (30,227)  $  (16,311)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
    Depreciation                              50,000        52,166
    Amortization                               3,000         3,333
    Increase (Decrease) in:
      Receivables                           (253,681)      (72,246)
      Inventory                               264,213      (71,944)
      Other assets                           (323,787)      (2,500)
      Accounts Payable                         13,176        27,881
      Accrued Expenses                       (128,500)         (65)
                                           ----------    ----------
        Net cash provided (used) by
              operating activities          (405,806)      (79,686)
                                           ----------    ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of equipment                    (101,465)     (119,013)
                                           ----------    ----------
        Net cash provided (used) by
              investing activities          (101,465)     (119,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowing                -       104,727
  Repayment of long-term borrowing                 -             -
  Capital Contributions                    1,264,500       337,686
                                           ----------    ----------
        Net cash provided (used) by
              financing activities         1,264,500       442,413
                                           ----------    ----------
NET INCREASE (DECREASE) IN CASH              757,229       243,714
CASH, beginning of period                    577,594       190,667
                                           ----------    ----------
CASH, end of period                      $ 1,334,823   $   434,381
                                           ==========    ==========
CASH, paid during the
 Period for interest			     $    14,978        11,000
							 =========	   ==========

                                SURGILIGHT, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                   	Dec., 31     	March, 31
                     	1999        	2000
                 	   ----------    	    ----------
Capital Stock        $    1,140         $     2,292

Additional
Paid In Capital       5,110,276           6,374,624

Deficit              (2,210,189)         (2,241,410)
                     ----------          ----------

Total               $ 2,901,227         $ 4,136,500
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

OVERVIEW

The Company currently has two divisions: (1) Laser Technology and (2) Laser Eye Centers. The Company also obtains income from two divisions it spun-off in January: Cosmetic Mobile Laser Centers (AMTI) and Thermal Infrared Technology (EMX).

In the Laser Technology division, we develop and conduct research for lasers in the ultraviolet (UV) and infrared (IR) spectra for applications including vision correction and microsurgery. We also conduct clinical trials outside the U.S. for various new applications. The Company currently operates 19 Laser Eye Centers (LEC) internationally and one Laser Eye Center in Florida.

The Company's strategy is to focus on the recurring revenue and income from the royalty fees of new technology and from laser centers operation. The Company, however, will continue to develop new products for new markets mainly outside the U.S. These new products include diode lasers for microsurgery, UV lasers for skin treatments, infrared lasers for vision correction and the Company's patent pending new technology for presbyopia correction. The Company believes that it is the only company that has the in-house technologies to support and/or up-grade the systems used in its Centers. The Company's start-up system cost for its international Laser Centers, where the systems are made by the Company, is only 30% of that of its competitors which purchase systems from others. However, there can be no assurance that the Company will be successful in operating these Laser Centers without suffering future competitions from those that may also operate Centers.

The worldwide potential for procedural income for the treatment of presbyopia is estimated to be over $1,500 billion, since almost 100% of the worldwide population over the age of 45 will become presbyopic. This estimation is based upon the worldwide population of 900 million (15%) who are presbyopia and an average procedure fee of $2,000 per patient. The US presbyopia population is approximately 40 million which also represents a potential procedure income of about $160 million based upon a fee of $2,000 per eye. The current treatments for presbyopia including implantts and diamond-knife incision which have drawbacks of being a complex surgical procedure and require a lot of the surgeon's experience. Another method is to use a Ho:YAG laser for monovision correction, a clinical trial system is being made by Sunrise Technology. This method however can only treat one eye for near view and requires the second eye un-treated to see far. Strictly speaking the Ho:YAG method is not a presbyopia correction but only correct hyperopia in one eye.






The Company's new method of LASA (Laser Sclera Ablation) using a laser for presbyopia reversal may have the advantages of being precise, fast and a relatively simple procedure that does not require as much experience. The LASA procedure may be less complicated, more stable, and provide less regression than the mechanical, non-laser methods. The Company is currently conducting clinical trials in Venezuela and the results were presented at the 1999 Fall World Refractive Surgery Symposium (Orlando, Oct. 24-26,
1999). The Company believes that it is the first and the only company offering LASA which is now limited to the international market prior to the US approval. The Company currently has three pending patents relating to the LASA and the new IR-laser technologies. However, there can be no assurance that the Company will be successful in protecting its proprietary technologies or in completing its market approval in the U.S. on schedule. (See ITEM 5 of Part II in this filing for greater details).

The Company believes that it is the only company currently developing both the ultraviolet (UV) and infrared (IR) laser technologies for vision correction. There are several existing patents that may prohibit our sales of the UV lasers without obtaining a license. The Company has three pending patents for the use of IR lasers which has the potential of replacing the existing UV lasers currently used by most of our competitors including Visx, Summit, Bausch & Lomb, LaserSight, Nidek, Schwind and Meditec. The Company believes, IR lasers will have less mutagenic effects and may be safer than the UV lasers that may have potential risk of long-term biological complications. However, prior to the market approval in US the Company's new products will be limited to international sales. The Company believes that its Infrared (IR) lasers for vision correction will be protected by its proprietary technology and its pending patents. In addition, the users of the Company's IR lasers will not have to pay the license or royalty fees that are required for the use of UV lasers. Currently, the UV laser royalty fee in the U.S. is about $250 per case which is paid to the patent owners Visx and Summit. The UV laser manufacturers also pay the IBM-patent fee of about 3%-7% of their sale price. Without paying these fees, the Company believes that its IR lasers will have advantages in both profit margin and the market competition. However, there can be no assurance that the Company will be successful in protecting its proprietary and pending patents to avoid these license and or royalty fees.

The medical laser industry is relatively new and needs the approval from FDA prior to marketing in the U.S. Our competitors are significantly larger in their financial condition and several of them have received FDA approval for vision correction using excimer lasers. We will also face increased competition from manufacturers of vision correction lasers and from companies operating laser centers in the U.S. and internationally. The Company's medical lasers will need either 510(K) approval, which takes only 6-12 months, or PMA and IDE approvals which may take years to complete prior to the market approval in the U.S. Prior to these market approvals, the Company's medical products will be limited to international sales and these products need to be manufactured outside US. The Company believes that its UV-laser for dermatology and the waterjet system (made by VisiJet and marketed by the Company in certain countries) will only need 510(K) approval. The other new products of the Company will require PMA approval. However there can be no assurance that the Company will be successful in obtaining these market approvals as scheduled. The Company has recently submitted a 510(K) application for its UV-308 laser for the treatment of skin diseases including psoriasis and vitiligo.

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

RESULTS OF OPERATIONS

Revenues for the first quarter ended March 31, 2000 increased 61% to $761,000 from $472,000 for the same period of 1999. The growth of revenues and operation income are attributed to the Company's growth in system sales and procedure income from the Laser Centers.

For the first quarter ended March 31, 2000, the Company reported an operation income of $20,000, excluding the facility depreciation of $50,000. The net loss (after the facility depreciation) of the first quarter of 2000 was $30,000 or $0.001 per share, compared to a net loss of $16,000 or $0.001 per share for the same period of 1999.

The total revenue for the first quarter is attributed to the Company's two divisions, the Laser Eye Centers and sales of systems. In addition, the Company also obtained incomes from Advanced Marketing Technology for the Cosmetic Laser Centers and EMX for night vision products. In this quarter, the Company established two more Eye Laser Centers in Asian countries and now has a total of 20 Laser Eye Centers.

Operating expenses for the first quarter of 2000 was $481,000, compared with $411,000 of the same period of 1999. The increase in operating expenses is proportional to the total revenue and increased sales effort. In addition, R&D costs and clinical trial costs will continue to increase in the future to support our focus on the Company's new infrared lasers and the related ongoing clinical trials in Latin America, Europe and US.

The total current assets of the Company increased to $2,553,000 as of March 31, 2000, compared with $1,542,000 at the end of March, 1999. This increase in current assets is mainly attributed to the additional paid in capital of $1,232,000 from an accredited investor. The Company expects to obtain more proceeds from accredited or Institutional investors in the second quarter of 2000. The Company will use this additional funding to continue its on-going clinical trials and to expand its international Laser Centers.

The Company hopes to receive FDA clearance for the EX-308 laser for the phototherapy treatment of psoriasis and related skin disorder soon. In preparation for this clearance, the Company appointed Claude S. Burton, M.D., Associate Professor of Medicine and Director of the Laser Clinic at Duke University Medical Center, as the Medical Advisor.

R&D costs and clinical trial costs will continue to increase in the future to support our focus on the Company's new infrared lasers and the related ongoing clinical trials in Venezuela and Mt. Sinai Hospital in New York City. The Company's strategy is to focus on the recurring revenue and income from the laser centers operation. The Company, however, will continue to develop new products for new markets mainly outside the U.S. These new products may include diode lasers for microsurgery, infrared laser for vision correction and the Company's patent pending new technology for presbyopia correction. The Company's clinical trials shall include two infrared laser systems for microsurgery and presbyopia and one UV laser for skin treatment. Clinical trials will be conducted both in the US and internationally. The Company has on-going clinical trials at Caracas, Venezuela for laser presbyopia reversal and at Mt. Sinai Hospital, New York, for UV-laser skin treatments. The Company plans to start more clinical sites within the next few months. The revenue from system sales is not expected to grow as fast as revenue from the centers until new products are developed or approved for marketing.

LIQUIDITY AND CAPITAL RESOURCES

The total current assets of the Company increased to $2,553,000 as of March 31, 2000, compared with $1,542,000 at the end of March, 1999. This increase in current assets is mainly attributed to the additional paid in capital of $1,232,000 from an accredited investor. The Company expects to obtain more proceeds from accredited or Institutional investors in the second quarter of 2000. The Company will use this addition funding to continue its on-going clinical trials and to expand its international Laser Centers.

Net cash increased from $577,594 on December 31, 1999 to $1,334,823 on March 31, 2000 mainly due to the additional paid in capital of $1,232,000. The Company anticipates that its current cash, cash equivalents, as well as anticipated cash flows from operations and additional capital contribution from private placements, will be sufficient to meet its working capital and capital equipment needs through the next twelve months. The Company expects to raise additional funds via private placements during the second quarter of 2000.

OTHER INFORMATION (Clinical Trials and New Products Up-date)

1. The Company is currently conducting clinical trials in Caracas, Venezuela for the treatment of presbyopia patients using the Company's patent pending technology. The clinical results (for 15 cases) performed by Drs. Perrasa and Martinez at the Microsurgical Laser Center in Caracas, Venezuela, were reported at the 1999 Fall World Refractive Surgery
Symposium (October 21-23, Orlando, FL). A second paper for the results of 21 cases with follow-up longer than 8 months was submitted for presentation in the Summer World Refractive Surgery Symposium (July 21-23, Miami, FL). The Company plans to open several more Laser Centers in Latin America countries for the LASA procedure using its patent pending device.

2. The Company has another on-going clinical trial at Mt. Sinai Hospital, New York, using a UV-laser for the treatment of Psoriasis and vitiligo which affect a worldwide population of about 2% or 100 million, according to the report by Dr. Spencer at Mt. Sinai Hospital, NY. Clinical results were submitted for the application of 510K marketing approval.

3. The Company had a meeting with the FDA in April for the discussion of detail technical and clinical requirement in preparing the IDE protocol. In attendance where Dr. J. T. Lin, Mr. Tim Shea and Dr. Penny Asbell (from Mt. Sinai).




4. The Company will continue its R&D for several new products including the UV-laser for skin treatment (market approval is expected in 2000) and the new infrared lasers for microsurgery and vision correction. The IR-3000, IR-3001 and IR-2000 will take several years for the U.S. market approval. International marketing for these new products will start during the early part of year 2000. The Company had signed a letter of intent with MicraUS for a joint venture in UK to assemble and market its products in Europe. However there can be no assurance that the Company will be successful in completing the clinical trials and obtaining necessary approvals as scheduled.

Part II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

On March 15, 2000 the Company was notified that Presby Corp of Dallas, Texas had filed suit in the United States Court for the Middle District of Florida Orlando Division. Presby Corp and its parent company RAS Holding Corp own multiple patents directed to methods, devices and systems for the treatment of presbyopia and alleges that the Company is violating their patents. The Company believes that there is no basis for this suit and that these allegations are without merit and completely false. However, there can be no assurance that the Company will successfully defend this lawsuit or may have to negotiate a licensing fee payable to Presby Corp. The Company has hired a lawyer and will start to negotiate and investigate the validity of the patents claimed by Presby Corp. The first meeting with the lawyer of Preby Corp is expected at the beginning of May, 2000.

ITEM 2.  Changes in Securities

On January 14, 2000, the board of directors and the shareholders holding a majority of the issued and outstanding shares of common stock ("Common Stock"), par value $.0001 per share, of the Company authorized an amendment to the Certificate of Incorporation of the Company ("Amendment") providing a two-for-one forward stock split of the Common Stock (the "Forward Split"). The Forward Split shall become effective as to all shares of Common Stock issued and outstanding as of January 25, 2000 ("Effective
Date).

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

The primary purpose of the Forward Split is to increase the tradability of the Company's Common Stock by increasing the number of shares outstanding. Thereby reducing the price per share at which the Common Stock is traded. The Company does not anticipate any change in the Company's status as a reporting company for federal securities law purposes as a result of the Forward Split.

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