Form 10-Q
period 2000-09-30
SURGILIGHT INC
filed 2000-11-14
CIK 1070289

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - September 30, 2000

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

     As of September 30, 2000, the Registrant has outstanding 21,490,000 Shares of Common Stock.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements    	 	                    	        Page
[S]                           		                          [C]
     Consolidated Balance Sheets at September 30, 2000
        (un-audited) and December 31, 1999 (audited)                F-1

     Consolidated Statements of Operations for the three
        months ended September 30, 2000 and September 30, 1999
        and nine months September 30, 2000 and September 1999       F-2

     Consolidated Statements of Cash Flows for the three
        months ended September 30, 2000, and 1999 and
        nine months September 30, 2000 and 1999                     F-3


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

	ITEM 1.  Legal Proceedings

	Item 2.  Changes in Securities

	ITEM 3.  Defaults Upon Senior Securities

	ITEM 4.  Submission of Matters to a Vote of Security Holders

	ITEM 5.  Other Information

ITEM 6.  Exhibits and Reports on Form 8-K

ITEM 1 - FINANCIAL STATEMENTS

                                SURGILIGHT, INC.
                                 BALANCE SHEETS
                                 IN THOUSANDS

                                      September 30,     December 31,
2000   1999
                                       (Unaudited)       (Audited)
	                                  ---------        ----------
ASSETS

Current Assets
  Cash                                   $   485          $    578
  Accounts Receivables, Net                1,107               348
  Marketable Securities                      480                 -
  Inventory                                  750               837
  Other Current Assets                       169                20
                                         -------           -------
  Total Current Assets                     2,991             1,783

Property & Equipment, Net                  1,633             1,614

Intangibles, Net                             128               137

Other Assets                                 227                27
                                         -------           -------
  Total Assets                           $ 4,979           $ 3,561
                                         =======           =======
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                       $   244               309
  Accrued Expenses                            23                23
  Current Portion of LT Debt                   -               156
  Loans From Shareholders                     25                26
  Other Current Liabilities                    2                 -
                                         -------           -------
  Total Current Liabilities                  294               514

Long-term Liabilities                        151               146
                                         -------           -------
  Total Liabilities                          445               660

Stockholders' Equity
  Common Stock                                 1                 1
  Paid In Capital                          6,358             5,110
  Accumulated Deficit                     (1,825)           (2,210)
                                         -------           -------
  Total Stockholders' Equity               4,534             2,901
                                         -------           -------
Total Liabilities &
   Stockholders' Equity                  $ 4,979           $ 3,561
                                         =======           =======


                           	SURGILIGHT, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                               IN THOUSANDS


                          Three Months Ended       Nine Months Ended

                           Sept, 30    Sept, 30    Sept, 30   Sept, 30
                             2000        1999        2000        1999
                           --------    -------     --------    -------
Net Sales                  $ 1,251     $  891      $ 3,021     $2,326
Cost of Goods Sold             426        312        1,198        861
                           --------    -------     --------    -------
Gross Profit                   825        579        1,823      1,465

General and Administrative
  Expenses                     592        484        1,568      1,257
                            -------     ------     --------    -------
Operating Income (Loss)        233         95          255        208

Other Income (Expenses)
  Interest Expense               -         (3)         (32)       (10)
  Investment Income             19          3           26          9
                            -------    -------     --------    -------
Net Income (Loss)           $  252     $   95      $   249     $  207
                            =======    =======     ========    =======

Weighted average No. of
Shares outstanding



                                        F-2






















                                 SURGILIGHT, INC.
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  IN THOUSANDS



                                           Three Months    Nine Months
                                           Ended Sept,30   Ended Sept, 30
                                           2000     1999   2000   1999
                                          -----    -----   -----  -----

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income (loss)                     $  252     $ 95  $ 249   $ 207
	Adjustments to reconcile net income
	  (loss) to net cash provided by
	  (used in) operating activities:
	    Depreciation                          42       52    127     157
	    Amortization                           3        3     10      12

Increase (Decrease) in:
	Receivables                         (506)    (250)  (759)   (540)
       Inventory                             82       19     87    (169)
	Other Current Assets                   9      (19)  (143)      -
	Accounts Payable                      67      (45)   (65)    (28)
       Prepaid Expenses                      (3)       -     (3)      2
       Other Assets                        (100)       -   (200)      -
                                          ------    ----- ------  -----
Net cash provided (used) by
	operating activities      (154)    (145)  (697)   (359)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of equipment                    (57)     (14)  (157)   (157)
  Purchase of Investment                   (480)       -   (480)      -
                                          ------    -----  -----   -----
Net cash provided (used) by
	investing activities      (537)     (14)  (637)   (157)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Long-Term Borrowing            -      (12)    (5)      -
  Proceeds from Long-Term Borrowing          48        -      -      79
  Capital Contributions                       -       16  1,247     497
  Repayment of Loans From Shareholders      (75)    (100)    (1)   (157)
                                         ------   ------  -----  ------
Net cash provided (used) by
	financing activities       (27)     (96) 1,241     419
                                         ------   ------ ------  ------
NET INCREASE (DECREASE) IN CASH            (718)    (255)   (93)     97
CASH, beginning of period                 1,203      534    578     191
                                         ------   ------ ------  ------
CASH, end of period                      $  485   $  279 $  485  $  279
                                         ======   ====== ======  ======




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

In our Management's Discussion and Analysis of Financial Condition and
Results of Operations we review our past performance and, where appropriate, state our expectations about future activity in forward-looking statements.
Our future results may differ from our expectations.

OVERVIEW

The Company currently has two divisions: (1) the Laser Technology and  (2)
the Laser Eye Centers.  In the Laser Technology division, we develop and conduct research for lasers in the ultraviolet (UV) and infrared (IR)
spectra for applications including vision correction and microsurgery and dermatology. We also conduct clinical trials outside the U.S. for various new applications. The Company currently operates 25 Laser Eye and Cosmetic
Centers internationally and owns one Laser Eye Center in Florida.

The Company's strategy is to focus on the recurring revenue and income from the royalty fees of new technology and from laser centers operation. The
Company, however, will continue to develop new products for new markets mainly outside the U.S. These new products may include diode lasers for microsurgery, UV laser for skin treatments, infrared lasers for vision correction and the Company's patent pending new technology for presbyopia correction. The Company believes that it is the only company that has the in-house technologies to support and/or up-grade the systems used in its Centers.

The presbyopia worldwide potential procedure income is estimated to be over $1,500 billion, since over 90% of the worldwide population over the age of 45 will become presbyopia. This estimation is based upon the worldwide population of 900 million (15%) who are presbyopic and an average procedure fee of $2,000 per patient. The US presbyopia population is approximately 40 million which also represents a potential procedure income of about $160 million based upon a fee of $2,000 per eye or $4,000 per patient. The current treatments for presbyopia include reading glasses, implants and diamond-knife incision. These techniques have drawbacks of being a complex surgical procedure and require a lot of the surgeon's experience. Another method is to use a Ho:YAG laser for monovision correction. The FDA approved the system made by Sunrise. This method however can only treat one eye for near view and requires the second un-treated eye to see far. Strictly speaking the Ho:YAG method is not a presbyopia correction, it only corrects hyperopia in one eye.

Recently the Company acquired the Ophthalmic Laser Division of Premier Laser
Systems. Pursuant to the terms of the acquisition, SurgiLight will own all the intellectual and inventory of Premier's ophthalmic laser division. The intellectual properties include 14 granted patents, 13 pending patents and numerous Food and Drug (FDA) clearances in Ophthalmology. The granted patents cover the use of infrared erbium lasers in various applications in medicine. Premier's FDA clearances cover a broad range of incision, excision of tissues of the eye. The Company intends to continue clinical trials involving the use of erbium lasers in ophthalmology.





The Company's new method of LASA (Laser Sclera Ablation) using a laser for presbyopia reversal has advantages of a being precise, fast and a relatively simple procedure. We believe the LASA procedure will be less complicated, more stable, and may provide less regression than the mechanical, non-laser methods. The Company is currently conducting clinical trials in Venezuela and Argentina. The results of 97 patients were presented at the American Academy of Ophthalmology (Dallas, Texas October 19-15). The
Company believes that it is the first and the only company offering LASA which is now limited to the international market prior to the US approval.
The Company currently has three pending patents relating to LASA and new
IR-laser technologies. However, there can be no assurance that the Company will be successful in protecting its proprietary technologies or in completing its market approval in the U.S. on schedule.

The Company believes that it is the only company currently owning both the ultraviolet (UV) and infrared (IR) laser technologies for vision correction. For vision correction using UV lasers, there are several existing patents which may prohibit our sales of the UV lasers without obtaining a license. The Company has three pending patents for the use of IR lasers which has the potential of replacing the existing UV lasers currently used by most of its competitors including Visx, Summit, Bausch & Lomb, LaserSight, Nidek, Schwind and Meditec. The Company believes that IR lasers will be have less mutagenic effects and are safer than the UV lasers which may have potential risk of long-term biological complications. However, prior to the market approval in U.S. the Company's new products will be limited to international sales. The Company believes that its Infrared (IR) lasers for vision correction will be protected by its proprietary technology and its pending patents. In addition, the users of the Company's IR lasers will not have to pay the licensing fee or royalty fee which are required for the use of UV lasers. Currently, the UV laser royalty fee in the U.S. is about $100 per case that must be paid to the patent owners Visx and Summit.
The UV laser manufacturers also need to pay the IBM-patent fee of about 3%-
7% of their sale price. Without paying these fees, the Company believes that its IR lasers will have advantages in both profit margin and the market potential. However, there can be no assurance that the Company will be successful in protecting its proprietary and pending patents to avoid these license and or royalty fees.

The medical laser industry needs the approval from FDA prior to marketing in the U.S. Our competitors are significantly larger and their financial condition has allowed several of them to receive FDA approval to perform
LASIK procedures for vision correction using excimer lasers. We will also face increased competition from manufacturers of vision correction lasers and from companies operating laser centers in the U.S. and internationally.
The Company's medical lasers will need either 510(K) approval, which typically takes 6-12 months, or PMA and IDE approvals which may take a 4-8 years to complete prior to the market approval in the United States. Prior to these market approvals, the Company's medical products will be limited to international sales and these products need to be manufactured outside U.S.
The Company believes that its UV-laser for dermatology and the Waterjet system (made by VisiJet and marketed by the Company in certain countries) will only need 510(K) approval. The other new products of the Company will require IDE/PMA approval.





However there can be no assurance that the Company will be successful in obtaining these market approvals as scheduled. The Company has submitted a 510(K) application for its UV-308 laser for the treatment of psoriasis and expects to obtain the approval shortly.

The Company's Plantation Eye Center currently has over 30 surgeons using the excimer laser facility. These existing surgeons may leave the Company if they decide to operate their own Center or join other Centers offering better terms than the Company. All of these factors may influence our systems sales and income from laser centers. Accordingly, our past results may not be useful in predicting our future results.

For the IR-3000 model designed for presbyopia correction, the Company expects to start the clinical trials in Japan within a few weeks and in Europe and US in a few months.

RESULTS OF OPERATIONS

Revenues for the nine-month ended September 30, 2000 increased 30% to $3.0 million from $2.3 million for the same period of 1999. The nine-month net income also increased 20% to $249,000 or $0.01 per share, from $207,000 for the same period of 1999. The growth of revenues and net income are attributed to the Company's growth in system sales and procedure income from the Laser Centers.

For the third quarter of 2000, the Company reported an operation income of $386,000, excluding the facility depreciation of $137,000. The net income
(after the facility depreciation) of the third quarter 2000 is $252,000 compared to a net income of $12,000 of the second quarter 2000. Revenue for the third quarter 2000 increased 24% to $1,251,000 from $1,009,000 for the second quarter of 2000, attributed mainly to the growth of system sales and the income from cosmetic laser centers.

Revenues for the six- and nine-month periods ended June 30, and September
30, 2000 were $1,776,000 and $3,021,000, respectively, compared to $1,434,000 and 2,326,000, for the same periods in 1999. The total revenue for the third quarter is attributed to the Company's two divisions: the Laser Centers and the Technology. In addition, the Company also gained income from the Cosmetic Laser Centers which was bought back in the third quarter. In this quarter, the Company had added 4 new international Eye
Laser Centers. The Company currently has a total of 25 Laser Eye Centers and
Cosmetic Centers.

Operating expenses for the six- and nine-month periods ended June 30, and September 30, 2000 were $976,000 and $1,568,000 respectively. Prior year comparative periods showed operating expense levels of $774,000 and $1,257,000 respectively. The increase in operating expenses is proportional to the total revenue, increased R&D and clinical trial efforts. The nine-month R&D and clinical trial costs increased from $125,000 in 1999 to $159,000 in 2000. These costs will continue to increase in future quarters to support our focus on the Company's new infrared lasers and the related on-going clinical trials in Latin America, Japan, Europe and US.





The total assets of the Company increased to $4,979,000 as of September 30, 2000, compared with $3,561,000 of the end of 1999. This increase in assets is mainly attributed to the additional paid in capital of $1,232,000 from an accredited investor and the net operational profit. The Company has obtained a commitment of additional funds of $3.0 million from an investment group
Global Emerging Markets, Inc. (GEM), a United Kingdom-based firm. The
Company will use this funding to pay a portion of the acquisition of the Ophthalmic Laser Division of Premier Laser Systems. The total cost of this acquisition is $3.725 million in cash payable between October, 2000 and February 28, 2001. The Company is currently negotiating additional funding of approximate $5 million to be concluded by the end of the year to continue its on-going new product development, clinical trials and to expand its international Laser Eye Centers. In particular, these additional funds will accelerate the worldwide market of our 510K-cleared new products, model EX-
308 for psoriasis treatment and the IR-3000 system acquired from Premier
Laser.

The inventory for the third quarter decreased from $1,193,000 of the second quarter to $750,000 because the sales of the Scan-195 and IR-3000 models to international users. Account receivables increase from $700,000 in the second quarter to $1,107,000 in the third quarter because of the financing program offered to the international Laser Centers in Korea.

The net cash decreased from $1,353,000 on June 30, 2000 to $965,000 on September 30, 2000 mainly attributed to the cash deposit for the Premier
Lasers acquisition, the Company's bought-back securities and legal expenses.

The Company anticipates that its current cash, cash equivalents, as well as anticipated cash flows from operations and additional capital contribution from private placements, will be sufficient to meet its working capital and capital equipment needs at least through the next 12-18 months.

As of September 30, 2000 the Company has total outstanding and issued shares of 21.49 million. The Company expects to issue additional new common shares of 26,000 for the Cosmetic Laser Centers and escrow preferred shares of about 1,750,000 and Warrant of 400,000 related to the GEM's investment per information filed in the SB-2. The Company believes that only approximately
25% of these escrow shares will be converted and counted in the fully diluted outstanding shares based on its average common stock price of about
$7.50 per share.


















LIQUIDITY AND CAPITAL RESOURCES

The total assets of the Company increased to $4,979,000 as of September 30, 2000, compared with $3,561,000 of the end of 1999. This increase in assets is mainly attributed to the additional paid in capital of $1,232,000 from an accredited investor and the net operational profit. The Company has obtained a commitment of additional funds of $3.0 million from an investment group
Global Emerging Markets, Inc. (GEM), a United Kingdom-based firm. The
Company will use this funding to pay a portion of the acquisition of the Ophthalmic Laser Division of Premier Laser Systems. The total cost of this acquisition is $3.725 million in cash payable between October, 2000 and February 28, 2001. The Company is currently negotiating additional funding of approximate $5 million to be concluded by the end of the year to continue its on-going new product development, clinical trials and to expand its international Laser Eye Centers. In particular, these additional funds will accelerate the worldwide market of our 510K-cleared new products, model EX-
308 for psoriasis treatment and the IR-3000 system acquired from Premier
Laser.

The inventory for the third quarter decreased from $1,193,000 of the second quarter to $750,000 because the sales of the Scan-195 and IR-3000 models to international users. Account receivables increase from $700,000 in the second quarter to $1,107,000 in the third quarter because of the financing program offered to the international Laser Centers in Korea.

The net cash decreased from $1,353,000 on June 30, 2000 to $965,000 on September 30, 2000 mainly attributed to the cash deposit for the Premier
Lasers acquisition, the Company's bought-back securities and legal expenses.

The Company anticipates that its current cash, cash equivalents, as well as anticipated cash flows from operations and additional capital contribution from private placements, will be sufficient to meet its working capital and capital equipment needs at least through the next 12-18 months.

As of September 30, 2000 the Company has total outstanding and issued shares of 21.49 million. The Company expects to issue additional new common shares of 26,000 for the Cosmetic Laser Centers and escrow preferred shares of about 1,750,000 and Warrant of 400,000 related to the GEM's investment per information filed in the SB-2. The Company believes that only approximately
25% of these escrow shares will be converted and counted in the fully diluted outstanding shares based on its average common stock price of about
$7.50 per share.
















OTHER INFORMATION (Clinical Trials and New Products Up-date)

1. The Company is currently conducting clinical trials at Caracas, Venezuela and Argentina for the treatment of presbyopia patients using the Company's patent pending technology. The clinical results (for 97 cases) performed by Drs. Perrasa and Martinez at the Company's Micro-surgical Laser
Center at Caracas, Venezuela, were reported at the American Academy of Ophthalmology (October 19-25) Dallas, Texas, with follow-up results longer than 16 Months. The Company plans to open several more Laser Centers in Latin America countries for the LASA procedure using its patent pending device.

2. The Company received FDA clearance to market the EX-308 ultraviolet laser for the treatment of Psoriasis which affects a worldwide population of about 2% or 100 million, according to the report by Dr. Spencer at Mt. Sinai
Hospital, NY.

3. The Company will continue its R&D for several new products including the new infrared lasers for microsurgery and vision correction. The models
IR-3000 and IR-5000 will take several years for the U.S. market approval.
International marketing for these new products, however, will start during The third quarter of year 2000, in addition to our existing UV lasers market. The Company is continuing with the Joint Venture with Micra to assemble certain systems in the United Kingdom. The Company hopes to have CE certification on one of its products within the next few months.

4. The Company announced that it acquired exclusive worldwide licensing rights to a multi-wavelength medical laser. The Company believes this acquisition may accelerate development of future products, including diode pumped infrared technology. Currently the Company owns or owns the rights to 15 patents and an additional 18 patents pending covering a broad range of laser spectra and their medical applications.

5. The Company announced it acquired the Ophthalmic Laser Division of
Premier Laser Systems.  Included in this purchase was approximately 150 finished laser systems, and more than 51% in parts to assemble up to 200 more systems, intellectual properties including a number of FDA clearances in Ophthalmology. This acquisition will allow the Company to begin marketing these products throughout the world. The Company is currently negotiating an Agreement with a distributor in the United States.

6. The Company also decided to exercise its option to Buy-back the remaining
55% of shares of Advanced Medical Laser Service, Inc. (AMLSI), a Florida based cosmetic mobile company. After this acquisition AMLSI will a b wholly open subsidiary of the Company. Currently ASLMI operates three mobile centers in Florida, but has plans to expand its area to include the southeastern United States.











7. The Company announced that it had confirmed a $3 million investment by the United Kingdom-based firm, Global Emerging Markets, Inc. GEM is an investment group specializing in private equity investments, has entered into a commitment with the Company to fund additional capital of $3 million.
GEM sources its investments from its three operating offices based in New
York, London and Beijing and specializes in opportunities offered by selected emerging technologies and economies on a global basis. GEM's activities are based on a thorough knowledge and understanding of market conditions on both the macro and micro level. Since March, 2000 the Company has raised a total of $4.2 million, which includes $1.2 million from an accredited investor and the $3 Million from GEM. The Company believes that these additional funds shall provide sufficient working capital for the next
18-24 months.













































Part II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Not Applicable

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

Date: November 14, 2000

                           By: /s/ J. T. Lin
                               ----------------------------------
                               J. T. Lin
			             President, Chief Executive Officer
			             and Director














































[TYPE]EX-27
[ARTICLE] 5
[LEGEND]

This schedule contains summary financial information extracted from the Balance Sheet on September 30, 2000 (un-audited) and the Statement of
Operations for the 9 months ended September 30, 2000 (un-audited) and is qualified in its entirety by reference to such financial statements.



[PERIOD-TYPE]                          9-MOS
[FISCAL-YEAR-END]                      DEC-31-2000
[PERIOD-END]                           SEP-30-2000
[CASH]                                 485,000
[SECURITIES]                           0
[RECEIVABLES]                          1,107,000
[ALLOWANCES]                           0
[INVENTORY]                            750,000
[CURRENT-ASSETS]                       2,991,000
[PP&E]                                 1,988,000
[DEPRECIATION]                         137,000
[TOTAL-ASSETS]                         4,979,000
[CURRENT-LIABILITIES]                  244,000
[BONDS]                                0
[PREFERRED-MANDATORY]                  0
[PREFERRED]                            5,000,000
[COMMON]                               21,490,000
[OTHER-SE]                             0
[TOTAL-LIABILITY-AND-EQUITY]           4,979,000
[SALES]                                3,021,000
[TOTAL-REVENUES]                       3,021,000
[CGS]                                  1,198,000
[TOTAL-COSTS]                          1,568,000
[OTHER-EXPENSES]                       0
[LOSS-PROVISION]                       0
[INTEREST-EXPENSE]                     6,000
[INCOME-PRETAX]                        249,000
[INCOME-TAX]                           0
[INCOME-CONTINUING]                    0
[DISCONTINUED]                         0
[EXTRAORDINARY]                        0
[CHANGES]                              0
[NET-INCOME]                           252,000
[EPS-BASIC]                          0.01
[EPS-DILUTED]                          0.01
