Form 10KSB40
period 2000-12-31
SURGILIGHT INC
filed 2001-04-13
CIK 1070289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended - December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

                         Commission file number 0-24897
                                                --------

                                SurgiLight, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)


           Delaware                                             35-1990562
 ------------------------------                              -----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                12001 Science Drive, Suite 140, Orlando, FL 32826
                      -------------------------------------
                     (Address of principal executive office)

                                 (407) 482-4555
                   -------------------------------------------------
                  (Registrant's Telephone number including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                  Common Stock and Common Share Purchase Rights
--------------------------------------------------------------------------------
    Title of Class                          Name of Exchange on Which Registered
         None                                                N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes [  ] No

Indicate by check mark if the disclosure of delinquent filers to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form or any amendment to this form 10-K [ X ]

Based on the closing price ($1.06) for the registrant's voting stock on April 3, 2001, the aggregate market value of such voting stock held by non-affiliates of the registrant was approximately $22.9 million on said date. The number of shares of the registrant's Common Stock, $0.0001 par value, outstanding on April 3, 2001 was 21,579,419 shares.

                                TABLE OF CONTENTS

                                     Part I
                                                                           Page

Item 1   Business                                                            2

Item 2   Properties                                                          10

Item 3   Legal Proceedings                                                   10

Item 4   Submission of Matters to a Vote of Security Holders                 11

                                     Part II

Item 5   Market for Company's Common Equity and Related
            Stockholder Matters                                              11

Item 6   Selected Financials                                                 12

Item 7   Management Discussion and Analysis of Financial Conditions and
            Results of Operations                                            13

Item 8   Financial Statements and Supplemental Data                          15

Item 9   Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                       16


                                    Part III

Item 10   Directors, Executive Officers, Promoters, and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                  17

Item 11   Executive Compensation                                             20

Item 12   Security Ownership of Certain Beneficial Owners and Management     21

Item 13   Certain Relations and Related Transactions                         23


                                     Part IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K   23

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company was incorporated in the State of Delaware in November 1998 to acquire the technologies and laser centers associated with lasers for applications in ophthalmology, dermatology, industrial and military. The Company believes that its products represent substantial improvement in safety, precision, efficacy, time and cost effectiveness over currently available laser and non-laser devices. The historical background of the Company and its acquisitions are described as follows.

     In March 1999, the Company acquired all shares, technologies, assets and business of Photon Data, Inc. ("PDI"), a Florida company since 1993, by a stock swap of issuing 8,140,000 shares (pre-split) of the Company's common shares to the shareholders of PDI.

     In March 1999, the Company acquired all of the outstanding shares of Advanced Medical Laser Service, Inc. (formerly known as Advanced Marketing Technology, Inc.) ("AMLSI") a Florida corporation, by issuing 1,180,000 shares of common stock (pre-split), which were to be delivered based on selected performance criteria. Mr. Paul Miano, the president of AMLSI, was appointed as Vice President of Cosmetic Laser Centers and a Board Member of the Company. In April 1999, only 20% of these shares were delivered to the shareholders of AMLSI and the remaining 80% were escrowed by the Company until AMLSI met certain performance criteria. In January 2000, AMLSI was spun off from the Company, where Paul Miano and his group bought back 55% of AMLSI by returning 650,000 shares (pre-split) of the escrowed common stock to the Company (620,000 shares issued to AMLSI, 10,000 shares issued to key employees, and 20,000 shares reserved for performance bonuses). These shares were then canceled by the Company. By the spin-off terms, AMLSI is required to pay 45% of its net quarterly profits to the Company for an unlimited number of years.

     In March 1999, the Company acquired EMX, Inc. ("EMX"), a Florida company, by issuing 115,000 common shares (pre-split), where 80,000 shares were delivered at the closing and 20,000 shares were escrowed to meet certain performance criteria and 15,000 shares were reserved for key employees of EMX. After the acquisition, Mr. Timothy Arion, the president and sole owner of EMX, Inc., was appointed as the Vice President of Infrared Systems. In January 2000, EMX bought back 85% of its stock by returning 60,000 shares (50,000 shares from EMX and 10,000 shares from key EMX shareholders) of the Company's common stock which was also canceled by the Company. By the terms of the spin-off, EMX is required to pay to the Company 15% of its gross profit until a total payment of $300,000 is completed. EMX's main product is infrared night vision systems.

     In March 1999, the Company entered into an agreement for 15 years of exclusive licensing rights for all medical applications using a new infrared laser with GAM Associates, Inc. ("GAM"), a Florida corporation. In exchange for these exclusive licensing rights, the Company issued 50,000 shares (pre-split) of the Company's common stock to Gordon Murray, the owner of GAM.

     On March 31, 1999, the Company entered into a reverse merger agreement with MAS Acquisition III Corp. As result of the Agreement, the Company merged into MAS Acquisition III and MAS Acquisition III changed its name to SurgiLight, Inc., where the Company issued a total of approximately 1.1 million shares (pre-split) to the existing shareholders of MAS Acquisition III under the merger. See the Company's SEC filing 14f-1 filed on March 31, 1999 for greater detail.

     On December 28, 1999, the Company approved the AMLSI and EMX transactions (effective January 1, 2000) in order to focus its business on the core technology of vision lasers. Pursuant to these agreements, the Company canceled a total of 710,000 (pre-split) returned shares from AMLSI and EMX.

     The Company's stock was 2 for 1 forward split effective on January 27, 2000. As of March 31, 2000, the Company had a total outstanding and issued (post-split) shares of 21,490,000 shares.

     In September 2000, the Company exercised its right to buy back the outstanding shares of AMLSI, formerly AMTI, by issuing 26,000 new shares of SurgiLight's common stock. As a result, AMLSI is a Florida-based Cosmetic Mobile Laser business that is now a wholly owned subsidiary of the Company. The shareholders of AMLSI hold a total of 756,000 shares of the Company's common stock after this buy-back. The Company believes that this acquisition will allow it to explore the mobile laser market with its FDA-cleared products in addition to selling directly to physicians when the Company finds a suitable sales and marketing partner.

     In July 2000, the United Kingdom based firm, Global Emerging Markets, Inc.
(GEM), an investment group specializing in private equity investments, entered into a commitment with the Company to fund capital of $3 million under a convertible debenture and warrant transaction. In November 2000, the Company received net proceeds of approximate $2.9 million from GEM.

     In October 2000, the Company acquired the assets of the ophthalmic laser division of Premier Laser Systems, Inc., a California corporation. The Company acquired the assets of this division of Premier, including up to 150 finished lasers and intellectual properties that include more than 14 granted patents, 13 pending patents and numerous FDA clearances for the laser based systems. The granted patents cover the use of Erbium lasers for three of the most important areas of ophthalmic applications: glaucoma, cataracts and refractive surgery. The total cost of the Premier Laser acquisition was $3.725 million.

     The Company currently has three divisions: (1) the Laser Technology; (2) the Laser Eye Centers (LECs); and (3) Cosmetic Mobile Laser Centers (CMLCs). The Company also receives income from EMX, which was spun-off at the beginning of 2000, which develops thermal infrared technology.

     In the Laser Technology division, we design and conduct research for lasers in the ultraviolet (UV) and infrared (IR) spectra for applications in vision correction, dermatology and microsurgery. We currently operate 23 Laser Eye Centers ("LECs") internationally and own one LEC in Florida. The international LECs provide an ongoing "per use royalty" revenue stream for the Company, and the only wholly-owned center in Plantation, Florida that provides services for over 30 physicians has been profitable.

     The primary focus of our research and development is in the ophthalmic field. The IR-3000 infrared laser is designed for presbyopia correction. We expect to start the human clinical Phase I trials in Europe and the U.S. by summer 2001. Presbyopia is a natural aging phenomenon where patients lose the ability to focus properly. It has been estimated that approximately 90-95% of the world population will be affected by presbyopia by the age of 46.

     We believe our new method of Laser Presbyopia Correction ("LPC"), which uses a laser for presbyopia correction, is less complicated, more stable, and may provide less regression than the mechanical, non-laser methods. We believe that we are the first and the only company offering LPC. This procedure is currently limited to the international market due to the fact that we do not have FDA clearance to begin the studies in the United States at the present time. We currently have six pending patents relating to LPC and new IR-laser technologies. However, there can be no assurance that we will be successful in protecting these proprietary technologies or in completing the market approval in the U.S. on schedule.

     In addition to the development of IR lasers for vision correction, the Company recently obtained FDA 510(k) approval to market its EX-308 laser for the treatment of psoriasis. The Company subsequently signed an agreement with A & A Medical, Inc. for the manufacturing of the EX-308 system in the U.S.

     In July 2000, the Company concluded a Joint Venture Agreement to assemble the MicraLight EScan 2020 (formerly the Company's Scan-195 scanning excimer laser designed to perform LASIK) in the United Kingdom. We believe that this agreement should enhance our sales in countries that require the CE-mark outside the United States and create expanded market opportunities for the Company throughout the world. The CE-mark is a certificate required for systems to be sold in the international market as well as European countries. We plan on expanding this assembly agreement to include other products that would be sold in the international market.

     We believe that we are currently the only company that has developed both the ultraviolet ("UV") and infrared ("IR") laser technologies for vision correction. For vision correction using UV lasers, however, there are several existing patents that may prohibit our sales of the UV lasers without obtaining a license. We have six pending patents for the use of IR lasers that have the potential of replacing existing UV lasers used by most of our competitors including Visx, Bausch & Lomb, LaserSight, Nidek, and Meditec. We believe that IR lasers will have less mutagenic effects and are safer than the UV lasers that may have potential risk of long-term biological complications. However, prior to market approval in the US, our new products will be limited to the international market. We believe that our IR lasers for vision correction will be protected by our current and pending patents. However, there can be no assurance that the Company will be successful in protecting its proprietary and pending patents to avoid these license and or royalty fees.

     The medical laser industry requires FDA approval prior to manufacturing and marketing in the U.S. Our competitors are significantly larger and their financial condition has allowed several of them to receive FDA approval to perform LASIK procedures for vision correction using excimer lasers. We will also face increased competition from manufacturers of vision correction lasers and from companies operating laser centers in the U.S. and internationally. The Company's medical lasers will need either 510(k) approval, which takes only 6-12 months, or PMA and IDE approvals which may take 4-8 years to complete prior to market approval in the U.S. The 510(k) approval applies to new systems, which are substantially equivalent to already approved systems in the market. The PMA will apply to those systems that are new and are not a substantial equivalent to any of the approved systems. Prior to obtaining these market approvals, the Company's medical products will be limited to international markets and these products must be manufactured outside the U.S. The Company believes that its UV-laser for dermatology will only need 510(k) approval (clearance received for psoriasis, submitted 510(k)for vitiligo in March 2001). The WaterJet system (made by VisiJet and marketed by the Company in certain countries) has 510(k) approval. Our other new products will require IDE/PMA approval. However, there can be no assurance that we will be successful in obtaining these market approvals as scheduled.

     We believe that we are the first company to successfully develop the IR-laser for presbyopia technology and the only company currently conducting clinical trials. We hope to begin the first clinical trials in the US for laser presbyopia correction by the summer of 2001.

     Our strategy is to focus on recurring revenue and income from the Laser Centers operation and the procedure royalty fees charged to the users. We will, however, continue to develop new products for markets mainly outside the US prior to the market approval for the use of our products within the US. Our revenues will come from both Laser Center operations and the sale of medical systems.

     The address of our headquarters is: SurgiLight, Inc. 12001 Science Drive, Suite 140, Orlando, Florida 32826, our phone number is (407) 482-4555, and our facsimile number is (407) 482-0505. Our e-mail address is "surgilight@aol.com," and our Web site is located at www.surgilight.com.

Industrial Background

     Lasers have been used in various medical and industrial applications over the past twenty years. Lasers with wavelengths ranging from ultraviolet to infrared have recently found applications in surgery, ophthalmology and dermatology due to their significant clinical efficacy and the potential growth of the market. For recurring revenues and increased long-term profits, Company-operated Laser Centers have gained recognition as fast growing sectors. In addition to the above-described medical lasers and centers, the Company also owns a portion of EMX in the infrared thermal imaging market that has applications in security, law enforcement and military surveillance.

Refractive Lasers and Laser Centers

     Vision correction is one of the largest medical markets in the US, where approximately 136 million people use eyeglasses or contact lenses. Within this group, approximately 60 million people are myopic (nearsighted) and 30 million are hyperopic (farsighted). Another 45 million are presbyopic, meaning the loss of ability to focus properly. Industry sources estimate that Americans spend approximately $13 billion on eyeglasses, contact lenses and other vision correction products and services each year. The international market is approximately 3 to 5 times larger than the US market with at least 500 million people using eyeglasses or contact lenses outside the US.

     At the present time, most ophthalmologists charge $1,000 to $1,500 per eye for LASIK. In addition, since there is currently no insurance or Medicare coverage for this procedure, patients pay cash and there are no administrative costs of dealing with complex paperwork. The above patient charges may be reduced when competition increases.

     The major Laser Center companies currently include the public companies TLC Laser Centers Inc., Laser Vision Centers, LCA Vision, Lasik Inc. and ICON Inc. We believe that we are the only Laser Center company that has the in-house technology with the capacity to provide up to date technologies at low start-up cost for its centers. Our competitors buy systems from other manufacturers and have high start-up and facility costs for their centers. The Company's start-up costs for our international centers is about 30% of that of our competitors.

Vision Correction Lasers

     The Company has developed scanning laser systems for corneal reshaping, or the correction of myopia, hyperopia and astigmatism. These excimer systems are much more compact (only 50% in size and weight) than most of its competitor's systems and are easy to maintain. Moreover, the manufacturing cost of these new systems is lower than the older systems made by others. The Company has patents pending in both UV and IR laser technologies. These systems do not have FDA clearance at this time and will be manufactured outside the country in a trade-free zone and will not be sold in the US.

     For refractive surgeries, we are currently developing two new systems, Model IR-3000 and IR-3001. The mid-infrared (IR) wavelength of these systems present many advantages over the UV lasers and other existing systems in the market. The unique features of these IR systems include: (i) compact design for use in mobile laser centers; (ii) operation at high repetition rate (for fast procedures) and at a short pulse width (for reduced thermal effects); (iii) wavelength matching to the tissue (water) absorption peak for precise tissue ablation and accurate vision correction; and finally, (v) wavelength elimination of the potential risk of mutanagenic side effects which may be a concern in UV lasers.

New Laser for Presbyopia Corrections

     Our new system currently pending Phase I human trials and with U.S. patents pending is the model IR-3000 which be believe has the unique feature of combining both ablation and coagulation effects for the treatment of presbyopic patients. This new technology may offer the only system capable of undertaking presbyopia correction based upon the new concept of sclera expansion to increase the patient's accommodation for both far and near vision. This new procedure may resolve the ciliary muscle relaxation problems caused by age. The current treatments for presbyopia include implants (called Scleral Expansion Band, or SEB, which is in Phase I IDE in the U.S. by Presby Corp.) and diamond-knife incisions that have the drawbacks of being a complex surgical procedure and require that the surgeon be highly experienced in the procedure. Another method is the use of a Holmium:YAG laser for monovision correction, a clinical system made by Sunrise Technology, which was FDA cleared. This method, however, can only treat one eye for near view and requires that the second eye remain un-treated for distance viewing.

     The Company believes the IR-3000 and IR-3001 are protected by four pending patents. The Company also believes that significant recurring revenues will be generated from royalty fees for IR systems used for presbyopic corrections. The presbyopia market is much bigger than all the other vision corrections (myopia and hyperopia) with potential procedure revenue of $150 billion in the US alone and over $1,500 billion worldwide.

     Our new method of using laser for presbyopia reversal (LPC) combines precision, speed and simplicity. We believe the LPC procedure may have fewer complications and may be more stable than the mechanical, non-laser methods.

Dermatology Lasers

     For dermatology uses, we have developed the EX-308 excimer laser, for phototherapy of psoriasis that has the potential to replace the conventional UVB light non-laser system, the "PUVB". Model EX-308 offers the following advantages: (i) it is fiber-coupled for friendly use in any portion of the treated areas; (ii) requires lower total dose and number of treatment (6 times less) than the UVB light; (iii) safer than UVB light, since only localized area is treated to eliminate the risk of cancer on normal skin; (iv) allows controllable accurate dose to be applied to the target, unlike the UVB light which may degrade in dose without control; and (v) it is cost effective in terms of time spent by the surgeon and patient. In addition, we have on-going clinical trials for the EX-308 model for the treatment of vitiligo. Our EX-308 model is designed for the treatment of psoriasis and vitiligo. We recently obtained the 510(k) approval to market the laser for the treatment of psoriasis and 510(k) for vitiligo was submitted in March 2001.

     In December 2000, the Company signed a Letter of Intent with A & A Medical, Inc., an Alpharetta, Georgia based manufacturing company to manufacture the EX-308 excimer laser used in the phototherapy treatment of psoriasis. A & A Medical is a vertically integrated medical device manufacturer that is an ISO 9001/EN46001/ISO13485, GMP/QSR compliant medical device manufacturer of private label disposable and capital equipment. Distribution agreement with A & A Medical is expected in April 2001.

Other Medical Systems (WaterJet Device)

     In addition to the above-described products, we have obtained the exclusive marketing right for China, Hong-Kong, Taiwan, and all Latin American countries for WaterJet devices, Model HK-300 and Model CT-300 systems made by VisiJet, a private firm in Irvine, CA. Model HK-300 may replace the mechanical microkeratome currently used for corneal reshaping. A microkeratome is a device that is used in all LASIK procedures. The model CT-300 is designed for cataract treatment and it is believed to be safer and more efficient than laser or ultrasound devices. Both of these WaterJet devices may only require 510(K) clearance and VisiJet has obtained the 510(K) clearance for the HK-300 for use in preparing the corneal flap, the first step for LASIK procedures.

Laser Centers

     Start-up system costs for the Company's international Laser Eye Centers or LECs, using in-house systems, is only 30% of competitors, who purchase systems from other manufacturers. The Company's only obligation to the international LECs is to maintain the laser system over the contract period, which is typically 3 to 5 years or a minimum of 7,000 eye surgeries. Therefore, approximately 85 to 90% of the revenue received from these centers is projected to be profit. However there can be no assurance that we will be successful in operating both types of centers without future competition from other companies that may introduce new technologies of their own.

     We currently have 24 LECs in operation, including 21 in Asia, 2 in Latin America and one in Florida. We also receive income from Cosmetic Mobil Laser Centers operated by Advanced Medical Laser Systems, Inc. ("AMLSI"). We intend to establish a total of 80 worldwide laser centers (both eye and cosmetic centers) by year 2005. However there can be no assurance that we will be successful in establishing the targeted number of centers, or establishing them as scheduled.

     Our current strategy is to expand our laser centers, mainly internationally, where a typical eye center will have a 5-year contract and allow us to collect a per procedure fee of $100 - $150 per eye for LASIK procedures. Our Plantation LEC currently has over 30 surgeons using the excimer laser facility and paying the Company a facility fee of about $500-$750 per eye. These surgeons, however, may leave the Company if they decide to operate their own center or join other centers offering better terms than ours. There can be no assurance that we may continue to charge the patient fees at the current rate due to price competition. All of these factors may impact our income from the laser centers.

Technology, Patents and Licensing Rights

     We intend to protect our proprietary technologies, licensing rights, trademarks and patents covering various phases of the products in ophthalmology, and dermatology applications. We currently have six patents in pending status and plan to file more patents to protect our new technologies. We believe international sales of vision correction systems assembled in our Venezuela facility will not require a license from a third party. We also believe that our proprietary technology and the pending patents will protect many of our newly developed products, including:

- Apparatus and methods for dual beam laser treatment of presbyopia.
- New infrared lasers for vision correction and presbyopia.
- Apparatus and methods for non-invasive IR laser for presbyopia correction.
- Apparatus and methods for presbyopia correction using a fiber laser.

     There are several patents involving the use of UV lasers in refractive surgeries including the IBM patents, LaserSight scanning patents and patents owned by Visx and Summit. These prior patents, however, all are limited to lasers using UV wavelengths. We believe that our systems, IR-3000 and IR-3001, using infrared wavelengths would not be covered by any of the prior patents and will be protected by our pending patents. We recently acquired Premier Lasers Systems, Inc., along with its 14 granted patents and 13 pending patents.

     In November 2000, we acquired the exclusive worldwide licensing rights to a diode-pumped multi-wavelength laser for medical applications. We believe these additional intellectual properties will further solidify our technological advantage over our competitors.

Sales and Marketing

     The Company supports its sales and marketing efforts by actively participating in medical trade shows and conferences. We seek to increase market visibility of our products by serving with customers on technical and organizing committees for conferences and trade shows, presenting technical papers at conferences, and publishing in technical and trade journals. We distribute new product announcements and literature through direct mailings. We also maximize profits by offering systems based on per procedure fee, thereby enabling us to receive recurring revenues rather than a one-time revenue.

     We have established an international marketing network and intend to continue to emphasize our international marketing activities, while some of our products await approval for domestic sales. We have distributors in most Asian and Latin American countries and intend to add new distributors in European countries as appropriate. We recently formed a joint venture with MicraUS for the approval, assembling and marketing of our products in Europe.

Research and Product Development

     The Company currently has several new products under development, or in clinical trials:

- IR-3000 for presbyopia correction
- IR-3001 for LASIK procedures
- IR-3000C for cataract and glaucoma
- EX-308 for skin treatment (psoriasis and vitiligo)
- Other new diode lasers with wavelength range of (980 - 2100) nm for microsurgery.

     We will continue development efforts for product improvement in system design, software and hardware aspects as well as in the clinical aspects for the uses of these products. We spent approximately $65,000 in year 1999 and $170,000 in year 2000 on research and development.

Competition

     We face current or potential competition from direct competitors, suppliers of potential new and alternative technologies and existing domestic and international joint ventures for laser centers. While we believe that our IR products for vision correction offer several distinct advantages over the use of excimer lasers for treating hyperopia and presbyopia, our competitors such as Visx and Summit have significantly greater financial resources than us and have received FDA approval for their excimer lasers for the LASIK procedures. In addition, some of our competitors, such as Sunrise Technology International, have developed a laser device and received FDA clearance for the treatment of hyperopia using a different IR technology. Another company in Texas, Presby Corp, has introduced a mechanical device Scleral Expansion Band (SEB) for corneal implantation to achieve presbyopia corrections.

     We believe that our laser centers have lower operating overhead and system start-up costs than our competitors including TLC Laser Centers, LCA Vision and Laser Vision Centers. However, they have significantly greater financial resources than we do.

     We believe that our infrared, or IR, lasers for vision correction, will be protected by our proprietary technology and our pending patents. In addition, the users of our IR lasers will not have to pay the license fee or royalty fee, which are required for the use of UV lasers. Currently, the UV laser royalty fee in the US is about $100 per case paid to the patent owners, Visx and Summit. The UV laser manufacturers also need to pay the IBM-patent fee, which is about 3%-7% of their sale price. Without the payment of these fees, we believe our IR lasers will have advantages in both profit margin and market competition. However, there can be no assurance that we will be successful in protecting our proprietary pending patents to avoid these license and or royalty fees. In addition, Presby Corp. has sued us for a potential patent infringement of its patents. We believe that this lawsuit has no basis and is without merit. If SurgiLight loses the case, it could be prohibited from practicing the Schachar method presbyopia correction, however SurgiLight would attempt to license the patent.

     For laser use for psoriasis treatment, we will be in direct competition with Photomedex, which has also obtained the 510K approval and has started marketing the device.

Government Regulations

     Our products are subject to significant government regulation in the United States and other countries. In order to clinically test, produce and market surgical products for human diagnostic and therapeutic use, we must comply with mandatory procedures and safety standards established by the U.S. Food and Drug Administration and comparable state and foreign regulatory agencies. Typically, such standards require products to be approved by the government agency as safe and effective for their intended use before being marketed for human applications. The clearance process is expensive and time consuming, and no assurance can be given that any agency will grant clearance to the Company to sell its products for routine clinical applications or that the time for the clearance process will not be prolonged.

     There are two principal methods by which FDA-regulated products may be marketed in the United States. One method is a FDA pre-market notification filing under Section 510(k) of the Food, Drug and Cosmetics Act. Applicants under the 510(k) procedure must demonstrate that the device for which clearance is sought is substantially equivalent to devices on the market prior to May 1976. The review period for a 510(k) application is 90 days from the date of filing the application. Applications filed pursuant to 510(k) are often subject to questions and requests for clarification that often extend the review period beyond 90 days. Marketing of the product must be deferred until written clearance is received from the FDA. In some instances, an Investigational Device Exemption (IDE) is required for clinical trials for a 510(k) notification.

     The alternate method, when Section 510(k) is not available, is to obtain a Pre-Market Approval (PMA) from the FDA. Under the PMA procedure, the applicant must obtain an IDE before beginning the substantial clinical testing required to determine the safety, efficacy and potential hazards of the products. The preparation of a PMA is significantly more complex and time consuming than the 510(k) application, and the review period under a PMA is 180 days from the date of filing. The FDA often responds with requests for additional information or clinical reports that can extend the review period substantially beyond 180 days.

     The FDA also imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting requirements. The FDA may also require post-market testing and surveillance programs to monitor a product's effects. All of our products will require filing of an IDE, and a 510(k) application or PMA. There can be no assurance that the appropriate approvals from the FDA will be granted for our products, or that the process to obtain such approvals will not be excessively expensive or lengthy or that we will have sufficient funds to pursue such approvals. The failure to receive requisite approvals for our products or processes, when and if developed, or significant delays in obtaining such approvals, will prevent us from commercializing these products as anticipated and will have a material, adverse effect on our business.

     The Company also is subject to regulation under the Radiation Control for Health and Safety Act administered by the FDA which requires laser manufacturers: (i) to file new product and annual reports; (ii) to maintain quality control, product testing and sales records; (iii) to incorporate certain design and operating features in lasers sold to end-users; and (iv) to certify and label each laser sold to an end-user as belonging to one of four classes based on the level of radiation from the laser that is accessible to users. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product. The Center for Devices and Radiological Health is empowered to impose fines and other remedies for violations of the regulatory requirements.

     Foreign sales of our medical laser systems are subject, in each case, to clearance by the FDA for export to the recipient country. Regulatory requirements vary widely among the countries, from electrical approvals to clinical applications similar to the PMA filed with the FDA for sales in the United States.

     The regulatory approval schedules for our products are outlined as follows:
For models IR-3000 and IR-3001, we will need PMA approval in the U.S., which typically will take 4-8 years. For model IR-3000, for presbyopia correction, we expect to use the European clinical data to speed up our U.S. market approval within 2-3 years. We currently are conducting the baseline study at the University of Utah and Phase I human studies will start soon in Spain. For model EScan-2020, we expect to obtain the European CE-mark approval within 8-12 months. We have obtained the 510(k) approval for our EX-308 model for the treatment of psoriasis and expect to obtain the approval for vitiligo within 6-12 months. The WaterJet devices, made by VisiJet, have received 510(k) approval recently and will be marketed by the Company in certain countries. However, there can be no assurance that we will be successful in obtaining these market approvals as scheduled. We also expect to start the clinical trials for the IR-3000 system in US, Europe and Japan in 2001.

EMPLOYEES

     The Company has sixteen (16) full-time employees, including 8 at the technology division in Orlando, Florida, 2 at the Plantation Laser Centers, 4 in Cosmetic Mobile Centers and 2 in Asian Centers. We also have one part time employee working in the Orlando office. In addition, there are approximately 30 ophthalmologists who are not employees but use our LASIK facilities in Plantation and pay facility fees. We also hire, from time-to-time, part-time employees for systems assembly and delivery, and consultants on a contract basis for regulatory clinical trials, and systems maintenance. Our employees are not represented by any labor union. We enjoy good relations with our employees.

BACKLOG

     As of March 25, 2001, the Company had no significant backlog, other than units to be installed for clinical trials.

Recent Developments

     The Company is currently conducting animal baseline studies at the University of Utah using its IR-3000 presbyopia laser. The human Phase I study of IR-3000 in Europe is also scheduled in April 2001, while the US trials is expected to start in the Summer of 2001. System development for CE-mark approval for IR-3000 and its software improvement are also in process.

ITEM 2. PROPERTIES

MANUFACTURING AND FACILITIES

     Using proprietary technology, we design the electronic boards, system control assemblies, and develop all the software used in our products. System mechanical parts, printed circuit boards, and frames are supplied by local subcontractors. The light sources, laser heads, small parts, and small optics parts are purchased from various sources. For new product development, we design and produce prototypes for evaluation and product improvement. For system IR-3000, we currently have 150 finished units and an additional 200 sets of components which cover our next 24 - 36 months of expected market demand.

     For medical lasers, we currently lease an assembly facility in Magarita, Venezuela, a trade-free zone. We signed a one-year, renewable contract (September 2000 - October 2001) for a monthly rental fee of $300 for space of about 300 square feet. Our laser systems are integrated, tested, and packed for delivery to customers. We believe that the Magarita facility is beneficial in terms of labor cost and customs duties for our international market. Neither the facility nor the components are insured, the component value is below $50,000.

     We have plans to establish a good manufacturing practice (GMP) environment to comply with U.S. Federal and State regulations in the future. Currently we will assemble our products outside the country. In addition to the trade-free zone facility, we are seeking additional manufacturing facilities in the United Kingdom, Taiwan and other European countries. We recently signed an Agreement with A & A Medical, Inc. for the manufacturing of EX-308 system using their GMP and ISO facilities.

     The Company leases headquarters space of approximately 4,200 square feet at 12001 Science Drive, Suite 140, Orlando, FL 32826. It is a five-year lease contract starting January 2000, with a monthly rental fee of approximately about $6,000. The Orlando facility and its contents are adequately insured. For Laser Centers, we currently operate one Laser Vision Correction Center and four Mobile Cosmetic Laser Centers in Florida. The Company also rents approximately 800 square feet of air-conditioned public storage space for the IR-3000 inventory purchased from Premier Lasers. The rental fee for the storage is about $800 per month.

     The Plantation Laser Eye Center has a leased space of approximately 5,200 square feet at 7900 Peters Road, Suite B-101, Plantation, Florida. The three-year lease contract expires on December 31, 2003. The monthly rental fee for the Plantation offices is about $5,000. The Company has facility insurance of approximately $540,000 for the excimer laser and other equipment at the Plantation Center. For the mobile cosmetic lasers, we have three vans that deliver the lasers to the clinics. We also use a maintenance facility owned by our distributor in Beijing, PRC. We currently pay 25% of the Center's gross income to the distributor for maintenance and management services for the Centers in China. There is no insurance for systems in the Laser Centers outside the U.S.

ITEM 3. LEGAL PROCEEDINGS

     RAS Holding Corp. ("RAS") and Presby Corp. ("Presby") filed a lawsuit on March 16, 2000, against SurgiLight in the United States District Court for the Middle District of Florida for patent infringement. RAS and Presby are alleging that SurgiLight is using laser technology that infringes certain patents held by RAS and Presby for the treatment of presbyopia. RAS and Presby are seeking to enjoin SurgiLight's continued use of the allegedly infringing technology and are seeking to recover damages, including punitive damages, for the alleged infringement. SurgiLight has denied the allegations of patent infringement and is continuing to defend the ongoing litigation. However, there can be no assurance that we will be successful in defending the lawsuit. At some point, SurgiLight may have to attempt to reach a licensing agreement with RAS and Presby and pay royalties for the use of the methods and technology.

     Laser Photonics, Inc., Laser Analytics, Inc, and Acculase, Inc. (collectively "plaintiffs") filed a lawsuit in June of 2000 against SurgiLight and its Chief Operating Officer, Timothy J. Shea ("Shea"), alleging misappropriation of trade secrets, breach of a confidentiality agreement and breach of fiduciary duty. The lawsuit is filed in Circuit Court in Orlando, Orange County, Florida. The plaintiffs are alleging that Shea, who is a former employee, misappropriated trade secrets, disclosed them to SurgiLight and that SurgiLight used the information to unfairly compete with plaintiffs. Plaintiffs are seeking damages and to enjoin SurgiLight's alleged use of the trade secrets. SurgiLight has answered plaintiff's complaint and has denied the allegations of the lawsuit. SurgiLight intends to vigorously defend itself and Shea against the allegations of the lawsuit.

     We expect to obtain several of our pending patents granted in the U.S. relating to the laser for presbyopia correction soon. This may strengthen our patent right positions. While we deny the allegations of the lawsuits and do not believe that there is a valid basis for either lawsuit, there can be no assurance that we will prevail in the lawsuits. We will continue to commit resources to the defense of these lawsuits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's Common Stock, $0.0001 par value, is traded on the OTCBB under the symbol "SRGL". The following chart sets forth the high and low closing price for the Common Stock during the indicated periods. Note all prices have been adjusted for 2 for 1 forward split effective date 1/27/00.

                           Low         High*
4th quarter of 1999        2 1/4        11
1st Quarter of 2000        5 3/8      23 3/4
2nd Quarter of 2000        5 1/2      10 3/8
3rd Quarter of 2000        5 3/4      10 1/16
4th Quarter of 2000        1 15/16    10 1/8

*Stock prices are adjusted for the 2-for-1 split.

     The Company's stock began trading on OTCBB on November 1, 1999 and was split on January 27, 2000. The foregoing quotations represent prices between dealers and do not include retail mark up, mark down, or commissions and may not necessarily represent actual transactions. As of March 28, 2001 the Common Stock was held of record by approximately 1,200 persons or entities, including significant amounts of stock held in "street" names.

DESCRIPTION OF CAPITAL STOCK

     The Company's authorized capital consists of 30,000,000 shares of common stock, par value $0.0001 per share (the "Common Stock").

     Each holder of Common Stock is entitled to one vote for each share owned of record on all matters voted upon by shareholders of the Company. In the event of a dissolution of the Company, the holders of Common Stock are entitled to share equally and ratably in the assets of the Company, if any, remaining after the payment of all debts and liabilities of the Company and the liquidation preference of outstanding preferred stock, if any. The Common Stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion privileges. Since the holders of Common Stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of the Directors of the Company, and holders of the remaining shares, by themselves, cannot elect any Directors. Holders of Common Stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available for such purpose.

     The Common Stock is listed on the OTC:BB under the symbol SRGL.

TRANSFER AGENT AND REGISTRAR

     The transfer agent and registrar for the Common Stock of the Company is the Signature Stock Transfer, Inc. in Dallas, Texas.

SHARES ELIGIBLE FOR FUTURE SALE

     Approximately 64% of the 23,653,000 shares of the Common Stock currently outstanding have not been registered under the Securities Act of 1933, as amended, (the "Securities Act), and will be eligible for future sale under Rule 144 of the Securities Act. Future sales of the Common Stock under Rule 144 may have a depressive effect on the market price of the Common Stock if a public market develops for such stock and could impair the Company's ability to raise capital through the sale of its equity securities.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below, for and as of the end of each of the years in the 3 year period ended December 31, 2000 are derived from the Company's audited financial statements. This selected consolidated financial data should be read in conjunction with the Company's audited consolidated financial statements and notes and the related "Management's Discussion and Analysis of Financial Condition and results of the Operations".

                        CONDENSED STATEMENT OF OPERATION
                         (in 000s except per share data)
                               Twelve Months Ended

                            12/31/00     12/31/99     12/31/98

Total Revenue                $ 3,264      $ 2,858      $   842
Cost of Revenue                  930        1,318          238
Gross Profit                   2,330        1,540          604
Total Operating Expenses       2,537        1,470          943
Operating Income (Loss)         (206)          69         (146)
Other Income (Expenses)           14           (4)          (7)

Net Income(Loss)             $  (192)     $    66      $  (154)
Net Income(Loss)
per share                    $ (0.01)     $  0.01      $ (0.24)
Weighted Average
Shares outstanding            21,579       20,791          624

                      SELECTED BALANCE SHEET DATA (in 000s)

                                12/31/00     12/31/99     12/31/98
                                --------     --------     --------
    Cash                        $  1,774     $    578     $     38
    Accounts Receivables, Net        533          348          142
    Inventory                      3,730          837          776
                                --------     --------     --------
    Total Current Assets           6,282        1,782          938
    Total Assets                $  9,548     $  3,561     $  2,200
    Total Current Liabilities      2,568          514          428
    Long-term Liabilities            115          146           -
                                --------     --------     --------
    Total Liabilities              2,683          660          428
    Total Stockholders' Equity     4,176        2,901        1,772


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

GENERAL

     The Company was incorporated in the State of Delaware in November 1998 to acquire the technologies and laser centers associated with lasers for applications in ophthalmology, dermatology, industrial and military. The Company pioneered the first topography-assisted scanning laser, and we believe the first infrared laser for vision correction, and the first laser device for the treatment of presbyopia. The Company believes that its products represent substantial improvement in safety, precision, efficacy, time and cost effectiveness over currently available laser and non-laser devices.

     The Company currently has three divisions: 1) Laser Technology, and 2) Laser Eye Centers (LEC's), and (3) Cosmetic Mobile Laser Centers (CMLC's). In the Laser Technology division, we develop and conduct research for lasers in the UV and infrared spectra for applications including vision correction and dermatology. The Company currently operates 23 Laser Eye Centers (LEC) internationally and one Eye Center and four Cosmetic Mobile Laser Center (CMLC) in Florida. The Company currently has several new products which are under clinical trials. See ITEM I in Part I for greater detail about the Company's Business.

     The Company's plan of operation for the next 12 months will be to continue the development of new products, perform clinical trials for EX-308 and IR-3000 and system improvement for CE-mark approval.

RESULTS OF OPERATION

     The 1998 data was the consolidated data of Photon Data, Inc. and SurgiLight. The 1999 data was the consolidated data for all its acquired divisions, excluding the first quarter of AMLSI and EMX. The 2000 data was the consolidated data for all its divisions and the 4th quarter of AMLSI which was bought back by the Company in October 2000.

2000 as compared with 1999

     Revenues: Revenues in 2000 increased 14.2% to $3,264,000 from $2,858,000 in 1999. The increase of revenue of 2000 is mainly due to the revenue increase of Plantation Laser Eye Center and the revenue from system sales and international laser centers. The revenue of 2000 excluding the 12 months revenue generated from EMX and the 9-month revenue from AMLSI which were spun off in January 2000.

     Cost of Revenue: Cost of revenues as a percentage of revenues decreased to 29% in 2000 from 39% in 1999. This decrease was mainly attributable to the decrease of the cost of revenue of system sales.

     Operating Expenses: Selling, general and administrative (GNA) expenses in 2000 was $2,537,000 compared to $1,470,000 in 1999. The GNA as a percentage of revenues were 77.7% and 51.4% in 2000 and 1999. The increase of GNA in 2000 was mainly attributable to higher legal fees, clinical trials expenses and higher R&D cost.

    Research, development and regulation expenses increased to approximately $302,000 in 2000 from $65,000 in 1999, primarily as result of increase spending in the new products development and the regulatory efforts for the clinical trials for both IR-3000 and EX-308 lasers.

     Inventory: The Company acquired all the ophthalmic laser division inventory of Premier Lasers and reported an inventory increase of $2,800,000 which consisted of 150 finished laser systems (valued at $15,000 each), 100 set of components (valued at $4,000 each) and 1000 pieces of optical fibers (valued at $150 each). These inventory items were reported at the value the Company paid. However, the fair market manufacturing price of the inventory should be at least two times of the reported value and the retail price of them is about ten times of the reported inventory value.

     Net Income: Income from operation, prior to the depreciation and amortization (DAA) was $116,000 and the net loss after DAA, was $192,000, or $0.01 per basic and diluted share compared to a net income of $66,000 or $0.01 per share in 1999. The net loss in 2000 was mainly attributable to the approximate $230,000 increase of cost in clinical trials and R&D.

     Income Taxes: The Company will not need to pay tax in 1998, 1999 and 2000.

     Segment information: Below are the distribution of revenues in various areas and each of the business of Centers and systems. See also Notes to Financial Statement.

                                      2000           1999     1998
     Revenue (% of total)
          Plantation Center (USA)     38%            60%      27%
          China Centers               15%            19%       2%
          Vietnam Centers              6%             -        -
          System sales                41%             6%      35%


     As shown above, the system sales increase from 6% in 1999 to 41% in 2000. This increase of sales mainly resulted from the sales in Korea and Vietnam in 2000. The decrease of revenue in Plantation Center in 2000 was due to the facility fee adjustment from about $950 to about $500 per procedure.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements have been met through external financing. During August 1998 to March 8, 2000, the Company raised gross cash proceeds of approximately $2.28 million by private placements offered to accredited investors. From April to December of 2000, the Company raised additional gross cash proceeds of $3.0 million from the GEM group under a debenture investment. As of December 31, 2000, the Company has a cash reserve of $1,774,000, up from $578,000 as of December of 1999. The net increase of $1,196,000 as of December 2000 resulted mainly from the proceeds from GEM. As of December 31, 2000, the Company paid Premier Lasers $1,500,000 as a portion of the total acquisition price of $3,725,000.

     The Company believes that its existing corporate resources are adequate for at least the next six months to meet working capital needs and to fund corporate requirements. However, the Company is seeking additional funding in order to pay the balance due to Premier Lasers. This funding shall include inventory loans and private offerings to institutions and accredited investors.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company currently has no investments in securities.

YEAR 2000 READINESS DISCLOSURE

     The Company's system software had met the year 2000 compliance. The system software had used 4 digits for years to avoid the Y2K problems.

FOREIGN CURRENCY CONVERSION

     The Laser Centers incomes from China were converted by a conversion rate of approximate 9.0 to 1.0 from Chinese to US dollars. This rate may change from time to time and may affect our income from China Laser Centers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENT DATA

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SURGILIGHT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                              F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999              F-2

Consolidated Statements of Operations for the Years
Ended December 31, 2000, 1999 and 1998                                    F-3

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998                                          F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 2000, 1999 and 1998                                    F-5


Notes to Consolidated Financial Statements                                F-6

Independent Auditors' Report



To the Board of Directors and Stockholders of SurgiLight, Inc.

We have audited the accompanying consolidated balance sheets of SurgiLight, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying 1998 financial statements of SurgiLight, Inc. were audited by other auditors whose report dated February 28, 1999 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SurgiLight, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, respectively, in conformity with generally accepted accounting principles.




/s/Parks, Tschopp Whitcomb & Orr.
February 16, 2001
Maitland, Florida

SURGILIGHT, INC.
BALANCE SHEET
DECEMBER 31, 2000 AND 1999


ASSETS

Current Assets:                                          2000           1999

  Cash                                               $ 1,773,701    $   577,594
    Accounts receivable, less allowances for
     doubtful accounts of $90,000 and $5,000             533,156        347,676
  Inventories (note 3)                                 3,729,599        837,489
  Notes receivable (note 4)                              246,000           --
  Other Current Assets                                      --           20,000
                                                     -----------    -----------
                  Total currents assets                6,282,456      1,782,759
                                                     -----------    -----------

Property and equipment, net (note 5)                   1,845,257      1,613,626
Other assets:
  Deposit                                                 84,866         27,366
  Intangible assets, net of accumulated
    amortization of $84,266 and $63,427                1,233,507        137,258
  Investment in subsidiary (note 2)                        5,000           --
  Deferred loan cost                                      98,798           --
                                                     -----------    -----------
                  Total Assets                       $ 9,547,844    $ 3,561,009
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Account payable and accrued expenses               $ 2,513,207    $   309,025
  Accrued interest                                         7,500         22,493
  Current portion of long-term debt (note 6)              47,671        156,132
  Loans from shareholders                                   --           26,000
                                                     -----------    -----------
                  Total current liabilities            2,568,378        513,650
                                                     -----------    -----------
Long-term debt less current installments                 115,111        146,132
                                                     -----------    -----------
                  (note 6)                                  --             --
                  Total liabilities                    2,683,489        659,782

Convertible debenture (note 6)                         2,688,880           --
Stockholders' equity:
  Common stock, $0.0001 par value; 30,000,000
    shares authorized; 21,579,419 and 22,800,000
    issued and outstanding                                 2,158          2,280
  Additional paid in capital                           6,772,378      5,109,136
  Treasury stock, 43,135 shares at cost                 (196,824)          --
  Retained earnings                                   (2,402,197)    (2,210,189)
                                                     -----------    -----------
                  Total stockholders' equity           4,175,515      2,901,227
                                                     -----------    -----------
                  Total liabilities
                   and stockholders equity           $ 9,547,884    $ 3,561,009
                                                     ===========    ===========


                 See accompanying note to financial statements



SURGILIGHT, INC
STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999, 1998


                                          2000            1999             1998

Sales                                $  3,263,835       2,858,089         842,005

Cost of Sales                             933,383       1,318,344         238,419
                                     ------------    ------------    ------------

                  Gross profit          2,330,452       1,539,745         603,586

General and administrative
 expenses (note 12)                     2,536,922       1,470,478         750,519
                                     ------------    ------------    ------------

                  Operating income
                   (loss)                (206,470)         69,267        (146,933)

Other income/expenses
         Interest income                   43,134          13,971           3,375
         Interest expense                 (28,672)        (17,533)        (10,785)
                                     ------------    ------------    ------------

         Net income (loss)
          before income taxes            (192,008)         65,705        (154,343)

         Income tax expense
          (note 8)                           --              --              --


         Net income (loss)           $   (192,008)         65,705        (154,343)
                                     ============    ============    ============

Net Income (loss) per share
         Basic                       $      (0.01)           0.01           (0.12)
                                     ============    ============    ============
         Diluted                     $      (0.01)           0.01           (0.12)
                                     ============    ============    ============
Weighted average number of
 shares outstanding                    21,596,890      20,791,448       1,247,260
                                     ============    ============    ============


                 See accompanying notes to financial statements.

                                       F-3



SURGILIGHT, INC.
STATEMENT OF CASH FLOWS
YEARS ENEDED DECEMBER 31, 2000, 1999, 1998

                                            2000             1999           1998

Cash flows from operating activities:
   Net income (loss)                    $  (192,008)        65,705       (154,343)
   Adjustments to reconcile
    net income (loss) to net
    cash provided by (used in)
    operating activities:
         Depreciation                       287,434        244,139        125,574
         Amoritization                       20,833         12,769         13,357
         Loss on disposal of
          Equipment                            --           16,629           --
Increase (decrease) in assets
 and liabilities, net of
 business acquisitions and
 dispositions
         Receivables                       (185,480)      (205,847)      (141,829)
         Inventories                     (2,892,110)       (79,697)       437,581
         Other assets                    (1,078,880)       (20,000)          --
         Deposits                           (57,500)        75,305       (100,000)
         Accounts payable                 2,204,182        234,835        (16,518)
         Accrued interest                   (14,993)         2,555        (32,997)
                                        -----------    -----------    -----------
   Net cash provided
    by (used in)operating
     activities                          (1,908,522)       346,393        130,825
                                        -----------    -----------    -----------
Cash flows from investing activities:
   Note receivable                         (246,000)          --             --
   Purchases of equipment                  (519,065)      (554,343)      (620,982)
                                        -----------    -----------    -----------
   Net cash used in
    investing activities                   (765,065)      (554,343)      (620,982)

Cash flows from financing activities:
   Proceeds from long-term debt              15,361        223,961         15,000
   Repayment of long-term debt             (154,843)       (24,197)      (948,251)
   Loans from shareholders                  (26,000)      (205,000)       231,000
   Proceeds from sale of stock            1,232,000        789,482      1,149,853
   Stock issuance cost                         --          (37,038)          --
   Purchase of treasury stock              (196,824)          --             --
   Proceeds from sale of
    debenture                             3,000,000           --             --
                                        -----------    -----------    -----------
   Net cash provided
    by financing activities               3,869,694        747,208        447,602
                                        -----------    -----------    -----------
Net increase (decrease)
          in cash                         1,196,107        539,258        (42,555)

Cash, beginning of year                     577,594         38,336         80,891
                                        -----------    -----------    -----------
Cash, end of year                       $ 1,773,701        577,594         38,336
                                        ===========    ===========    ===========
Cash paid during the
 year for interest                      $    33,323         14,978         43,782
                                        ===========    ===========    ===========


                 See accompanying notes to financial statements.

                                      F-4



SURGILIGHT, INC.
STATEMENT OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                                                         Total
                                                        Additional                                       Stock-
                                        Common           Paid-In         Treasury     Accumulated       holders'
                          Shares         Stock           Capital          Stock         Deficit          Equity

Balances at
 12/31/98
                        1,247,260    $  4,048,301            --              --        (2,275,894)      1,772,407
Recapitalization,
 including impact
 of reversal
 acquisition            2,211,340      (4,047,955)      4,047,955            --              --              --
Acquisition
 of SLI                16,290,000           1,630         192,840            --              --           194,470
Acquisition
 of AMTI                2,360,000             236          93,275            --              --            93,511
Acquisition
 of EMX                   230,000              22          22,645            --              --            22,667
Sale of common
 stock - private
 placement                461,400              46         494,954            --              --           495,000
Stock issuance
 cost                        --              --           (37,038)           --              --           (37,038)
Common stock
 subscribed                  --              --           294,505            --              --           294,505

Net income                   --              --              --              --            65,705          65,705
                     ------------    ------------    ------------    ------------    ------------    ------------
Balances at
 12/31/99
                       22,800,000    $      2,280       5,109,136            --        (2,210,189)      2,901,227
                     ============    ============    ============    ============    ============    ============
Sale of common
 stock - private
 placement                110,000              11       1,231,989            --              --         1,232,000
Sale of interest
 in AMTI                     --              --              --           (50,000)           --           (50,000)
Sale of interest
 in EMX                      --              --              --           (30,000)           --           (30,000)
Cancellation of
 treasury
 shares                (1,420,000)           (142)        (79,858)         80,000            --              --
Purchase of common
 stock                       --              --              --          (196,824)           --          (196,824)
Common stock
 returned and
 canceled                 (26,000)             (2)              2            --              --              --
Repurchase of
 interest in
 AMTI                      26,000               2         199,998            --              --           200,000

Net Loss                     --              --              --              --          (192,008)       (192,008)

Conversion of
 debenture                 89,419               9         311,111            --              --           311,120
                     ------------    ------------    ------------    ------------    ------------    ------------
Balances at
 12/31/00
                       21,579,419    $      2,158       6,772,378        (196,824)     (2,402,197)      4,175,515
                     ============    ============    ============    ============    ============    ============


                                 See accompanying notes to financial statements.

                                                       F-5

SURGILIGHT, INC.
Notes to Financial Statements
Years ended December 31, 2000, 1999 and 1998

(1)  Organization and Summary of Significant Accounting Policies

(a)  Organization
SurgiLight, Inc. (SLI or the Company) and its wholly-owned subsidiaries develop, manufacturer and sell ophthalmic lasers and related products primarily for use in photorefractive keratectomy (PRK) and laser in-situkeratomileusis (LASIK) procedures. The Company also operates a laser vision correction center in Plantation, Florida.

MAS Acquisition Corp. was incorporated in Delaware on July 31, 1996.

SurgiLight, Inc. was incorporated under the laws of the State of Florida in October 1998.

On March 31, 1999, SLI agreed to exchange shares with MAS Acquisition Corp., a Delaware public company. Accordingly, SLI exchanged 10,394,330 shares of the company stock for 10,394,330 shares of MAS Acquisition Corp. stock in a business combination accounted for as a reverse acquisition. During the period MAS Acquisition Corp. was in existence, prior to the reverse acquisition, its only activity was to raise equity capital. For accounting purposes, the reverse acquisition is reflected as if SLI issued its stock (10,394,330 shares) for the net assets of MAS Acquisition Corp. The nets assets of MAS Acquisition Corp. were not adjusted in connection with the reverse acquisition since they were monetary in nature. Coincident with the reverse acquisition, MAS changed its name to SurgiLight, Inc.

(b)  Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(f)  Credit Risks
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable. The Company sells its products to customers, at times extending credit for such sales. Exposure to losses on receivables is principally dependent on each customer's financial condition and their ability to generate revenue from the Company's products. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

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

(i)  Property and Equipment
Property and equipment are stated at cost. Furniture and equipment are depreciated using the straight-line method over the estimated lives (three to seven years) of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the useful life of the asset. Such depreciation and amortization is included in other general and administrative expenses on the consolidated statements of operations.

(j)  Intangible Assets
Intangible assets consist of goodwill, patents and deferred loan costs. Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over estimated useful lives up to 20 years. Management evaluates the carrying value of goodwill using projected future undiscounted operating cash flows of the acquired businesses. Patents consist of the cost of acquiring certain technologies and are amortized over 5 years. Deferred loan costs are amortized over the life of the loan using the effective interest method.

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

(n)  Revenue Recognition
The Company recognizes revenue from the sale of its products in the period that the products are shipped to its customers.

Royalty revenues from the license of patents owned are recognized in the period earned.

Service revenues from consulting clients are recognized in the period that the services are provided.

(o)  Cost of Revenues
Cost of revenues consists of product cost and cost of services. Product cost relates to the cost from the sale of its product in the period that the products are shipped to the customers.

Cost of services consists of the costs related to servicing consulting clients, managing an ophthalmic practice and an ambulatory surgery center and provider payments. Provider payments consist of benefit claims and capitation payments made to providers.

(p)  Earnings (Loss) per Share
Basic earnings or loss per common share are computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied), if dilutive. Diluted loss per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase common stock, and convertible debentures and are included in the computation using the treasury stock method if they would have a dilutive effect. Diluted losses per share for the years ended December 31, 2000, 1999 and 1998 are the same as basic loss per share.

(q) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

(2)      Acquisitions and Dispositions

Premier Laser Systems
In October 2000, the Company acquired the inventory and technology of a corporation known as Premier Laser Systems. The inventory consisted of work in process and finished goods laser systems. The purchase price, including legal fees of $20,000, was $3,745,000 and was allocated as follows: $2,800,000 to inventory, $945,000 to intangible assets consisting of technology, patents and FDA approval.

AMTI
In March 1999, the Company acquired 100% of the stock of Advanced Marketing Technologies, Inc. (AMTI) in exchange for 2,360,000 shares (post-split) of the Company's common stock. The value of the acquisition was $93,511.

Effective January 1, 2000, SurgiLight sold a 55% interest in the net assets of AMTI in exchange for 1,260,000 shares of the Company's common stock. The shares were subsequently cancelled. In the third quarter, the Company entered into an agreement to reacquire the remaining 55% interest in AMTI in exchange for 26,000 shares of common stock. At the date of purchase, the fair value of the stock issued in connection with this transaction amounted to $200,000.

EMX
In March 1999, the Company acquired 100% of the stock of EMX, Inc. in exchange for 230,000 shares (post-split) of the Company's common stock. The value of the acquisition was $22,667. The acquisition was accounted for using the purchase method. Accordingly, EMX's results of operations are included in the Company's consolidated financial statements subsequent to the acquisition date.

Effective January 1, 2000, SurgiLight sold an 85% interest in the net assets of EMX in exchange for 120,000 shares of the Company's common stock. The acquired shares were subsequently cancelled. As of December 31, 2000, the Company retained a 15% ownership interest in EMX.

Photon Data, Inc.
In February 1999, the Company acquired 100% of the stock of Photon Data, Inc. in exchange for 8,145,000 shares of the Company's common stock. The value of the acquisition was $194,470. SurgiLight, Inc. owned and operated the laser vision correction center located in Plantation, Florida. The acquisition was accounted for using the purchase method. Accordingly, the result of Photon Data's operations are included in the Company's consolidated financial statements subsequent to the acquisition date.

(3)      Inventories
The components of inventories at December 31, 2000 and 1999 are summarized as follows:

                                    2000           1999
                                 ----------     ----------
  Raw Materials                  $  567,599        542,489
  Work in Progress                  550,000           -
  Finished Goods                  2,567,000        190,000
  Test equipment-clinical trials     45,000        105,000
                                 ----------     ----------
                                 $3,729,599        837,489


As of December 31, 2000, the Company had one laser system being used under arrangements for clinical trials in various countries. At December 31, 1999, two laser systems were in use under similar arrangements.

(4) Notes Receivable
At December 31, 2000 notes receivable consist of the following:

Two notes receivable from an individual with interest at 14%
 due March 20, 2001. The two notes are collateralized by
 60,000 shares of Company stock held by the Company                $ 140,000
Two unsecured notes receivable from an employee with
 interest at 14% on both notes. One note for $15,000 is
 payable at $3,000 per month plus interest, with the first
 installment due August 31, 2001. The second note for $30,000 is payable at $5,000 per month plus interest, with the first
 installment due March 31, 2001.                                      40,000
Unsecured note receivable with interest at 10%, payable at
 $1,000 per month, with entire balance payable no later than
 August 31, 2002.                                                     10,000
Note receivable from an individual with interest at 10% and
 due March 25, 2001.                                                  56,000
                                                                  ----------
  Total                                                           $  246,000

(5) Property and Equipment
Property and equipment at December 31, 2000 and 1999 are as follows:

                                                2000            1999
                                             -----------     ----------
  Laser equipment in remote locations        $ 1,819,225      1,553,225
  Laser equipment                                429,190        238,189
  Furniture and equipment                        105,966         72,527
  Laboratory equipment                           151,118        146,735
  Vehicles                                        44,203         16,961
                                             -----------     ----------
                                               2,549,902      2,027,637
  Less accumulated depreciation                (704,445)      (414,011)
                                             -----------     ----------
                                             $ 1,845,257      1,613,626

(6) Notes Payable and Convertible Debenture
Notes payable consist of the following at December 31, 2000 and 1999:
                                                    2000       1999
                                                ----------  ----------
Notes payable to individual, bearing
 interest at 8% to 12%, due in demand           $    -         102,500
Notes payable to finance company, due
 in monthly payments of $838 including
 interest at 13% through December 2003.
 Collateralized by vehicles.                        13,347       8,639
Notes payable to equipment finance
 company, due in monthly installments of
 $1,555 including interest at 8.3% through
 January 2003.                                      39,597      53,217
Notes payable to equipment finance company,
 due in monthly installments of $2,788,
 including interest at 6.2% through 2004.
 Collateralized by laser equipment.                109,838     134,008
Other                                                -           3,900
                                                ----------  ----------
Total long-term debt                               167,782     302,264
Less current portion                              (47,671)    (156,132)
                                                ----------  ----------
Long-term debt, less current portion            $ 115,111      146,132

Aggregate annual maturities of long-term debt was as follows at December 31, 2000:

  2001     $    47,671
  2002          50,716
  2003          42,583
  2004           1,812

Convertible debentures consist of 3% debentures maturing in November 2003. Debentures are convertible at the lesser of $7.50 per share or 125% of the average closing bid prices for the five trading days prior to closing; or 100% of the average of the three lowest closing bid prices during the 30-day period prior to conversion.

(7) Income Taxes
Income tax expense (benefit) attributable to income from continuing operations differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income taxes primarily as a result of utilization of a net operating loss carryforward, and changes in the valuation allowance.

The Company has available net operating loss carryforwards totaling approximately $2,200,000 which expire in the year 2012.

Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these deferred tax assets may expire unused and, accordingly, has established a valuation allowance against them.

(8) Net Income Per Share
Net income per share is based on the weighted average shares outstanding of 21,596,890, 20,791,448 and 1,247,260 at December 31, 2000, 1999 and 1998,
respectively.

(9) Segment Information
The following table presents the Company's technology related net revenues and assets by geographic area for the years ended December 31, 2000, 1999 and 1998. The individual countries shown generated net revenues of at least ten percent of the total segment net revenues for at least one of the years presented:

                          2000            1999            1998
                       ----------       ---------       ---------
Geographic area:
  Revenue:
     China             $  486,717         543,000         780,000
     Venezuela             22,000          42,000          60,000
     Viet Nam             221,300            -               -
     Iran                 252,000            -               -
     Korea                 42,000            -               -

                          2000            1999            1998
                       ----------       ---------       ---------
Assets:
     China             $1,337,000       1,259,000       1,006,680
     Venezuela            140,000         130,000          80,000
     Panama                  -            190,000          40,000
     Japan                   -            140,000         340,000
     Viet Nam             281,000            -               -
     Korea                200,000            -               -

(10) Commitments and Contingencies
Lease Obligations
The Company leases office space and certain equipment under operating lease arrangements.

Future minimum payments under non-cancelable operating leases, with initial or remaining terms in excess of one year, as of December 31, 2000, are approximated as follows:

2001       $    59,000
2002            61,000
2003            63,000
2004            65,000
Thereafter      67,000

Rent expenses during the years ended December 31, 2000, 1999 and 1998 were approximately $140,000, $87,000, and $29,000, respectively.

(11) Stock Split
In January 2000, the Company effected a 2 for 1 stock split for shareholders of record as of January 25, 2000. Accordingly, all share and per share information has been adjusted retroactively.

(12) Research and Development
For the years ended December 31, 2000 or 1999, research and development and clinical trial costs amount to approximately $302,000 and 120,000, respectively, and have been included as general and administrative expenses in the accompanying statement of operations.

(13) Summarized Quarterly Data (Unaudited)
Following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 (in 000's except per share data):

Quarter ended
-------------------------------------------------------------------------
2000                     March 31   June 30   Sept. 30   Dec.31   Total
                         --------   -------   --------   ------   -----
Net sales                 761        1,009    1,251      243       3,264
Gross profit              481          577      825      447       2,330
Net earnings              (30)          39      252     (453)      (192)
Basic earnings per share    -          -       0.01     (.02)      (.01)
Diluted earnings per share  -          -       0.01     (.02)      (.01)

1999
Net sales                 472          868       891     627       2,858
Gross profit              391          509       579      61       1,540
Net earnings             (16)          108        95    (121)         66
Basic earnings per share   -           .01      0.01    (.01)        .01
1Diluted earnings per share -          .01      0.01    (.01)        .01

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure

     In January 2000, the Company dismissed its independent accountant Rachel Siu, CPA (who did the auditing for the Company in 1997 and 1998). The Company engaged PARKS, TSCHOPP, WHITCOMBAND ORR, P.A. as its new principal accountant to audit its financial effective February 2000. There were no disagreements with the former accountant on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure. The decision to change accountants was recommended and approved by the Company's Board of Directors.

                                    PART III

ITEM 10. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The table below sets forth the names of executive officers and directors of the Company, and certain information concerning them:


Name                   Age    Position

J.T. Lin, Ph.D          52    President & Chief Executive Officer, Chairman of
                              the Board (served since 1998; last elected June
                              2000)

Timothy J. Shea         43    Senior Vice President, Chief Operating Officer,
                              Secretary and Director (served since August 1999;
                              last elected June 2000)

Rachel L. Siu, C.P.A.   52    Chief Financial Officer (appointed in May 2000)

Paul Miano              40    Vice President of Cosmetic Laser Centers
                              (appointed in January 1999)

Ming-yi-Hwang,Ph.D      45    Vice President of Research and Development
                              (appointed in May 1998)

Richard Reffner         54    Vice  President  of Laser  Centers  and
                              Director   (served  since   September  1998;  last
                              elected June 2000)

Raymond Gailitis, M.D.  40    Medical Director of the Plantation Vision Center
                              (appointed in September 1998)

J.S Yuan, Ph.D.         43    Director (served since October 1999; last elected
                              June 2000)

Lee Chow, Ph.D.         50

                              Director (served since March 2000; last elected June 2000)

Richard Ajayi, Ph.D.    52    Director (served since July 2000)

Robert Clements         40    Director (served from October 1999 until he
                              resigned from the Board on 2/14/01)

     The term for directors is 12 months. Directors are elected at each annual meeting of stockholders. Officers are appointed by the directors. Officers and key employees have a 2 to 5 year term and a 5-year non-compete agreement.

Executive Officers and Employee Directors

J. T. Lin, Ph.D.: Dr. Lin is the founder of the Company and has served as Chairman of the Board, President and Chief Executive Officer since the Company was founded in 1998. Dr. Lin was also the co-founder of LaserSight, Inc. (Nasdaq:LASE) and served as its Chairman, President and CEO from 1991-1994. Dr. Lin became the Director of Research and Development for Quantum Technology for the development of nonlinear crystals before he joined the Center for Research in Electro-optics and Lasers (CREOL), University of Central Florida as an Associate Professor, from 1987 to 1991. He was the inventor of the world's most compact refractive excimer laser, the "Mini-Excimer" and a pioneer of the scanning laser (US patented), which is now used in more than 400 hospitals worldwide. Dr. Lin is a US citizen and obtained a Ph.D. in Chemical Physics from the University of Rochester, NY in 1981. He has more than 25 years experience in laser technologies and 12 years experience in marketing in Asia and Latin America. Dr. Lin has published more than 70 scientific papers and book chapters and has 3 US patents granted and many patents pending. He is a member of AAO, ASCRS, ISRS, ASD and Honorary Member of Who's Who of the Leading American Executives (1993). Dr. Lin was elected as the 1997 Model of Overseas Chinese Young Entrepreneurs, the highest honor for overseas Chinese awarded by President Lee of R.O.C. Taiwan. Dr. Lin has served as a Director for Color Image, Inc. (OTCBB) since June 2000.

Timothy J. Shea: Mr. Shea was appointed to the Board of Directors in August 1999. He was hired as the Senior Vice President and Chief Operating Officer
(COO) and was appointed as Secretary of the Board of Directors in January 2000. Prior to joining SurgiLight, he served as a member of the Board of Directors and President of the Medical and Research & Development Divisions for Laser Analytics, Inc. in 1999. From 1995 to 1998, he served as Corporate Director of Business Development for Schwartz Electro-Optics, Inc. (SEO). Prior to 1997, Mr. Shea was the Senior Director of the Solid State Laser Division at SEO and was responsible for product design and development, all FDA submissions, implementation of Good Manufacturing Practices (GMP), all division operations, sales and marketing activities, clinical support and authored the first Standard Operating Procedure (SOP) manual. He owns one U.S. patent on a medical device, he has consulted on many more devices that were patented, and has more than 15 publications in the area of medical laser research and application in medicine. Mr. Shea has traveled worldwide teaching and lecturing on the use of lasers in medicine, laser physics, and conducting research. Mr. Shea has over 18 years experience in medical systems and their clinical approvals. He is a member of the International Society for Optical Engineering and Florida Electro-Optic Industry Association.

Rachel L. Siu, C.P.A.: Mrs. Siu was appointed as Chief Financial Officer for the Company in May 2000. She received her B.A. in Accounting from National Taiwan University, a Master of Business Administration from University of Central Florida and has been a Certified Public Accountant since 1985. In 1991, she prepared the financial statement for LaserSight (a public company traded on Nasdaq) for the audited report. She has been very active in community services, was President of Asian Pacific American Heritage Council (APAHC) in 1987; Chairperson, of Asian American Advisory Board to Mayor Frederick, City of Orlando in 1988; President of Chinese American Association of Central Florida (CAACF) in 1992; President of Rotary Club of UCF/Research Park in 1995; has been a member of President's Minority Advisory Board -UCF since 1995; has been President of Asian American Heritage Council since 1999. She has received the following awards since 1998: Business Person of the Year; Rotary Club of Goldenrod, Goldenrod Community Outstanding Member Award, Goldenrod Historical Society and Paul Harris Fellow Award by Rotary Club of UCF/Research Park.

Paul Miano: Mr. Miano joined the Company as the Vice President of Mobile Cosmetic Centers in January 1999. He received his Bachelor of Business Administration (BBA) degree in Finance (in 1987) and in Accounting (in 1992), from the Florida Atlantic University, FL. He is also a licensed General Insurance agent. He was a Regional Sales Manager for CIS Financial Services (1987-94), Director of Operations of Pro-Tech Labs (1994-96), and General manager of Dary Rees Corp. (1996-97). He was Director of Operations for American Medical laser Services, a privately held company specializing in the delivery of cosmetic lasers to dermatologists and plastic surgeons in Florida (1997-98). He co-founded Advanced Marketing Technologies, Inc. (now known as Advanced Medical Laser Services, Inc., AMLSI) and has served as the President of AMLSI since 1999. Mr. Miano has more than 12 years experience in marketing and management and will be responsible developing Origyn Laser Hair Removal into a nationally recognized leader.

Ming-yi Hwang, Ph.D.: Dr. Hwang has served as the Director of Research and Development for the Company since May 1998. He obtained his Ph.D. in Electrical Engineering from the Univ. of Central Florida in 1992. He has more than 15 years experience in laser systems (hardware and software). Previously, from 1992 to 1995, he served as Research and Development Director of LaserSight. From 1995 to 1998 he served as Research Director for Photon Data, Inc. He was one of the key people involved in the development of the Mini-Excimer, Compak-300, LaserScan-2000 for LaserSight. At SurgiLight he provides technical support for SurgiLight's Laser Centers and also develops new IR lasers using the Company's proprietary technologies. Dr. Hwang and Dr. J.T. Lin designed the world's first software that can perform presbyopia reversal using the Company's lasers. In addition to new product development, he is also responsible for all software and system control of the Company's products.

Richard Reffner: Mr. Reffner joined the Company as the Clinic Director of the Plantation Vision Center and as the Vice President of the Laser Centers, and was appointed as a Director in September 1998. He is responsible for the day-to-day operation of the Plantation Center, FL. Clinic. His duties include laser room operation and maintenance, to oversee of clinical operations, management of staff, develop and implementation of surgical training programs for physicians. Prior to joining the Company, from April to September 1998, he served as Clinic director of LCA-Vision, Plantation, FL; from 1997 to 1998, as Assistant Administrator at Tampa Eye Clinic, and from 1985 to 1997, as Director of Technical Service at Hawaiian Eye Center. From 1975 to 1985, he served as the ophthalmic Technician at Mary Imogene Bassett Hospital, from 1973 to 1976 he served as Refractionist at Donald L. Praeger, MD, PC, and from 1971 to 1973, he was Physicians' Specialist at Mary Imogene Hospital.

Raymond Gailitis, M.D.: Dr. Gailitis joined the Company as Medical Director of the Plantation Vision Center in September 1998. From 1994 to 1995, he served as Medical Director of New Vision Refractive Surgery Center (Ft. Lauderdale, FL). From 1995 to the present, he is a partner of Ophthalmology Consultant, Inc. (Margate, FL). Dr. Gailitis is a Board Certified Ophthalmologist. Dr. Gailitis received his M.D. from Northwestern University followed by internship and residency at Northwestern University Medical Center and University of Minnesota Hospital and Clinics of the at Department of Ophthalmology of Emory University. He is a member of ASCRS, AAO, ISRS. He has been elected the President of Broward County Ophthalmologic Society. Dr. Gailitis has published more than 16 important articles and papers in the ophthalmology field.

Non-Employee Directors

J. S. Yuan, Ph.D.: Dr. Yuan was appointed as a Director in October 1999. Dr. Yuan has been on the faculty at the University of Central Florida since 1992. He obtained his Ph.D. in Electrical Engineering from the University of Florida in 1988. He has been consulting with many high-tech companies including National Semiconductor Corp., Healthydyne Tech, Grasby Infrared, Harris Semiconductors and NEC. Dr. Yuan was awarded as Graduate Teaching and Distinguished Researcher by UCF and listed in Who's Who in American Education, Who's Who in Science and Engineering. Dr. Yuan has published more than 100 papers in semiconductor device and modeling, digital and analog IC design.

Lee Chow, Ph.D.: Dr. Chow was appointed as a Director in March 2000. Dr. Chow currently serves on the faculty in the Physics Department for the University of Central Florida ("UCF"), a position he has held since 1983. He obtained his Ph.D. degree in Physics from Clark University in 1981. Dr. Chow has been the Technical Member of American Physical Society, Material Research Society, and American Association for the Advancement of Science. He served as the President of Chinese-American Association of Central Florida from 1985 to 1986, and Chinese-American Scholar Association of Florida from 1997to 1998. He has received many research awards including the Teaching Incentive Award (1996), NSF Grant (1991-93), Florida High Tech Research Council Grant (1989-1991) and I-4 Florida Research Council Grant (1997-2000). He currently is serving in the Committee of Radiation and Safety, College Personal and Promotion for UCF. Dr. Chow also served as Technical Consultant for KEI, Inc., Quantum Nuclearnic, Inc. and, from 1991 to 1992, a Director of LaserSight. Dr. Chow has published more than 50 papers in professional referred research journals.

Richard Ajayi, Ph.D.: Dr. Ajayi was elected as a Director in May of 2000. He currently serves as an Associate Professor of Finance at the University of Central Florida, a position he has held since 1997. He was the Assistant and Associate Professor of Finance at Wyne State University in Detroit, Michigan from 1989-1997. He obtained his Ph.D. in Business Administration majoring in Finance and International Business from Temple University in 1989. Dr. Ajayi is a founding member of the African Finance and Economics Association and served as the association's Program manager from 1990-1995 and President from 1996-1998. Dr. Ajayi is currently serving as the Chairperson of the SurgiLight Audit Committee.

Robert Clements, PA. Mr. Clements was appointed to the Board of Director in October 1999. He obtained a BS degree in Business Administration from University of Florida in 1982 and a Masters in Business Administration and a Juris Doctorate in 1986 from Samford University. He also obtained his Diploma in Advanced International Legal Studies from the McGeorge School of Law in Austria. Mr. Clements is currently an attorney at law and a member of Florida and District of Columbia Bar Association. While Mr. Clements served on the Board during 2000, he resigned from the Board as of February 14, 2001.

     There is no family relationship among Directors or Officers. None of the officers or directors has ever filed for bankruptcy, been convicted of any crime, or been subject to any court order restricting his involvement in business.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Each of the directors filed a Form 5 for the year 2000; however, the forms were not timely filed. In addition, the Company also filed a Form 5 reflecting its acquisition of its own stock; however, it also was not timely filed. All of the Form 5's were submitted in hard copy form and not electronically.

ITEM 11. Executive Compensation

     The following table sets forth a summary of cash compensation awarded or paid to, or earned by, the Company's six most highly compensated officers with respect to services rendered in 2000.


Name and Principal Position                   Annual Salary         Bonus
-----------------------------                 -------------        -------
J. T. Lin, Chairman, President & CEO            $120,000

Timothy Shea, Senior VP and COO                 $ 65,000

Rachel Siu, Chief Financial Officer             $ 20,760

M. Y. Hwang, V.P. of R&D                        $ 63,000

Richard L. Reffner, V.P. of Laser Centers       $ 51,000           $6,150

Paul Miano, President, Advanced Laser System    $ 72,000

Officers and Director Compensation

     We have granted non-cash compensation to Timothy Shea in the form of common stock of 20,000 shares. We reimburse Directors for their reasonable expenses associated with attending meetings of the Board of Directors and a fixed cash compensation of $200 for each meeting attended by the Director. In addition, each Director is granted a stock option to purchase 4,000 shares of common stock for each 12-month period of service as a Director. In July 2000, each member of the Board Directors was granted an option for 4,000 shares at an exercise price of $5.70 per share. The option exercise price is defined by the fair market price at the time options are granted. All options are approved by the Stock Option Committee. (See bonus compensation).

Employment Agreements

     In October 1999, we entered into an agreement with the Chief Executive Officer, President and Chairman of the Board, at an initial annual base salary of $120,000. A cash bonus equal to 15% of the gross royalty collected from Laser Centers for presbyopia correction will be paid to Dr. Lin for his contributions in patented technologies and the royalty income generated from these technologies.

     We also agreed to pay Mr. and Mrs. Richard Reffner, Vice President of Laser Centers, a bonus of 2% the net profit generated from the Plantation Eye Center. In January 2000, we also entered into an employment agreement with Mr. Timothy
J. Shea and he will receive bonuses of up to 3% of the pre-tax net profit generated from the EX-308 system for calendar years 2000 and 2001. Each of our officers has executed a two to five year employment agreement and all of our key employees have entered into five-year non-compete agreements. Our officers also agreed to certain "lock-up" provisions covering their restricted common stock.

2000 Stock Option Plan

     The Stock Option Plan Committee has approved the terms and distribution of options granted under the 2000 Plan to key employees and Directors. The exercise price for options granted under the 2000 Plan is the fair market price at the time the option is granted. A total of 26,000 shares have been reserved for options granted under the 2000 Plan. As of March 2001 none of the options have been exercised.

                           # Optioned        Exercise         Expiration
Name                     Shares Granted        Price             Date

J.T. Lin, Ph.D                  0               N/A               N/A

Timothy J. Shea             4,000              $5.75           7/19/2003

Rachel L. Siu, C.P.A.       4,000              $5.75           7/19/2003

Richard Reffner             4,000              $5.75           7/19/2003

J.S Yuan, Ph.D.             4,000              $5.75           7/19/2003

Lee Chow, Ph.D.             4,000              $5.75           7/19/2003

Richard Ajayi, Ph.D.        4,000              $5.75           7/19/2003

Robert Clements             4,000              $5.75           7/19/2003


Limitation of Liability and Indemnification

     The Company reincorporated in Delaware in September 1998, in part, to take advantage of certain provisions in Delaware's corporate law relating to limitations on liability of corporate officers and directors. The Company believes that the re-incorporation into Delaware, the provisions of its Certificate of Incorporation and Bylaws and the separate indemnification agreements outlined below are necessary to attract and retain qualified persons as directors and officers. The Company's Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law. This provision is intended to allow the Company's directors the benefit of Delaware General Corporation Law which provides that directors of Delaware corporations may be relieved of monetary liabilities for breach of their fiduciary duties as directors, except under certain circumstances, including breach of their duty of loyalty, acts or omissions not in good faith or involving intentional misconduct or a knowing violation of law, unlawful payments of dividends or unlawful stock repurchases or redemption or any transaction from which the director derived an improper personal benefit. The Company's Bylaws provide that the Company shall indemnify its officers and directors to the fullest extent provided by Delaware law. The Bylaws authorized the use of indemnification agreements and the Company has entered into such agreements with each of its directors and executive officers.

THE RECAPITALIZATION

     During August 1998 to December 2000, the Company raised gross capital of approximately $5.3 million by private placements offered to accredited investors and a debenture from GEM.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information known to the company with respect to beneficial ownership of the Company's Common Stock as of March 31, 2001. Regarding the beneficial ownership of the Company's Common Stock the table lists: (i) each stockholder known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) each Director and Executive Officer and (iii) all Directors and Executive Officer(s), of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned by such person.

                                                Percent of Shares
                                  Number of     Outstanding Before
Name of Beneficial Owner           Shares          Offering (11)
------------------------          ---------     ------------------

J.T. Lin (1)                      15,074,000          63.7%
GEM Global Yield Fund. Ltd (2)     2,150,000           9.1%
Timothy Shea (3)                      30,000             *
Rachel Siu (4)                         4,000             *
Ming-yi Hwang (5)                     16,000             *
Richard L. Reffner (6)                28,000             *
Paul Miano (7)                       440,000           1.86%
J.S. Yuan (8)                         20,000             *
Lee Chow (9)                           4,000             *
Richard Ajayi (10)                     4,000             *
All Officers and Directors
  (8 persons)                     15,620,000          66.0%

* Less than 1%

(1) Includes: (a) 1,064,000 shares owned by Dr. J.T. Lin, Chairman, President and CEO of the Company, (b) 4,000,000 shares owned by Lin Family Partners, Ltd., and (c) 10,010,000 shares owned by other members of Dr. Lin's family. Dr. Lin has the sole power and discretion to act as, and to exercise the voting rights and powers of the Company's common stock held by his family members. Dr. Lin's address is 4532 Old Carriage Trail, Oviedo, FL 32765.

(2) Includes 2,173,600 shares of common shares and 508,500 shares of warrants issued and escrowed related to the GEM's debenture financing. As of January 15, 2001, GEM has converted approximate 144,000 shares of the escrow commons stocks at an averaged price of $2.85 per share. The exercise price of warrant is $7.50 per share. GEM's address is Hunkins Waterfront Plaza, P.O. Box 556, Main Street, Nevis, West Indies.

(3) Includes 26,000 shares of restricted common stock and 4,000 shares of stock options. Mr. Shea's address is 189 Winding Oaks Lane, Oviedo, FL 32765.

(4) Mrs. Rachel Siu's address is 5100 Old Howell Branch Road, Winter Park, FL 32792.

(5)  Dr. Hwang's address is 5366 Goldenwood Dr., Orlando, FL 32817.

(6) Includes 20,000 common shares owned by Mr. Reffner and 4,000 shares owned by his wife, Georgeann Reffner and the 4,000 shares of stock option. Mr. And Mrs. Reffner's address is 1101 N.W. 94th Ave. Plantation, FL 33322.

(7) Mr. Paul Miano address is 301 South East Second Court, Deerfield Beach, FL 33441.

(8) Includes 6,000 shares owned by his wife, Hui-Li Yuan. Dr. Yuan's address is 8227 Riviera Shore Ct., Orlando, FL 32817.

(9) All 4,000 shares are unissued but available for purchase pursuant to an option. Dr. Chow's address is 8603 Butternut Blvd., Orlando, FL 32817.

(10) All 4,000 shares are unissued but available for purchase pursuant to an option. Dr. Ajayi's address is Dept. of Finance, UCF, Orlando, FL 32816.

(11) Based on a fully diluted total outstanding of 23,653,000 shares of common stock, excluding the new shares to be issued related to additional fund raising.

ITEM 13. Certain Relations and Related Transactions

     In July 2000, the Company concluded a Joint Venture Agreement with MicraUS to assemble and obtain the CE-mark approval in the United Kingdom.

     In July 2000, the United Kingdom based firm, Global Emerging Markets, Inc.
(GEM), an investment group specializing in private equity investments, entered into a commitment with the Company to fund capital of $3 million under a convertible debenture and warrant. In November 2000, the Company received net proceeds of approximate $2.9 million from GEM. Since March 2000, the Company has raised a total gross proceeds of $4.2 million, including $1.2 million from an accredited investor and $3 million from GEM.

     In September 2000, the Company exercised its right to buy back the outstanding shares of AMLSI by issuing 26,000 new shares of SurgiLight's common stocks. As a result, AMLSI is a Florida-based Cosmetic Mobile Laser business that is now a wholly-owned subsidiary of the Company. The shareholders of AMLSI hold a total of 756,000 shares of the Company's common stock after this buy back. The Company believes that this acquisition will allow it to explore the mobile laser market with its FDA cleared products in addition to selling directly to physicians when the Company finds a suitable sales and marketing partner.

     In October 2000, the Company acquired the assets of the ophthalmic laser division of Premier Laser Systems, Inc., a California corporation. The Company acquired the assets of this division of Premier, including up to 150 finished lasers and intellectual properties that include more than 14 granted patents, 13 pending patents and numerous FDA clearances for the laser based systems. The granted patents cover the use of Erbium lasers for three of the most important areas of ophthalmic applications: glaucoma, cataracts and refractive surgery. The total cost of the Premier Laser acquisition was $3.725 million.

     In December 2000, the Company entered into an Agreement with A & A Medical to manufacture the EX-308. Distribution of the EX-308 is expected in April 2001.

     Robert Clements, director of the Company during 2000, has provided and will continue to provide certain legal services to the Company and has received and will continue to receive fees for the services rendered. The amount of fees paid to Mr. Clements by the Company during 2000 totaled $20,811.64 and exceeded five percent of Mr. Clement's gross revenues. Mr. Clements resigned as a director on February 14, 2001.

                                     PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.   Financial statements
     Not applicable.

2.   Financial statement schedules
     Not applicable.

3.   Exhibits

     1) Articles of Incorporation as filed with the Form 10-SB Registration Statement on September 16, 1998.

     2) Bylaws of the Company as filed with the Form 10-SB Registration Statement on September 16, 1998.

     3) Specimen Stock Certificate. Attached as Exhibit 4.1 to Form 10-KSB filed on February 12, 1999.

     4) Agreement with Advance Marketing Technology. Attached as Exhibit 2.0 to Form 8-K filed on January 24, 2000.

     5) Agreement with EMX, Inc. Attached as Exhibit 2.1 to Form 8-K filed on January 24, 2000.

     6) Amendment to Certificate of Incorporation of SurgiLight, Inc. dated January 14, 2000. Attached as Exhibit 3.1 to Form 8-K filed on January 24, 2000.

     7) Acquisition of Photon Data, Inc. by SurgiLight, Inc. Attached as exhibit to Form 8-K filed on April 5, 2000.

     8) Acquisition of ADVANCED MARKETING TECHNOLOGIES, INC. by SurgiLight, Inc. Attached as exhibit to Form 8-K filed on April 5, 2000.

     9) Acquisition of EMX, Inc. by SurgiLight, Inc. Attached as exhibit to Form 8-K filed on April 5, 2000.

     10) Key Employee Agreements. Attached as exhibit to Form 8-K filed on April 5, 2000.

     11) Key Stockholders "Lock-up" Agreements. Attached as exhibit to Form 8-K filed on April 5, 2000.

     12) Common Stock Purchase Agreement with St. Annes Investments Ltd. for $30,000,000 equity-line based funding dated January 10, 2001 and executed January 12, 2001. Attached as Exhibit 10.1 to Form 8-K filed on January 25, 2001.

     13) Sample Warrant issued to GKN (or its designees) on January 12, 2001. Attached as Exhibit 10.2 to Form 8-K filed on January 25, 2001.

     14) Subsidiaries of the Small Business Issuer, attached hereto as Exhibit
21.

     15) Financial Data Schedule, attached hereto as Exhibit 27.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SurgiLight, Inc.


By:  /s/  J. T. Lin                                      Date: April 9, 2001
-----------------------------
          J. T. Lin
          President, Chief Executive Officer,
          and Chairman of the Board Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title
-------------------

By:  /s/  J. T. Lin, Ph.D                                Date: April 9, 2001
-----------------------------
          J. T. Lin
          President, CEO, Chairman


By:  /s/  Rachel Siu                                     Date: April 10, 2001
-----------------------------
          Rachel Siu
          CFO


By:  /s/  Timothy Shea                                   Date: April 14, 2001
-----------------------------
          Timothy J. Shea
          COO and Director


By:  /s/  Richard Reffner                                Date: April 9, 2001
-----------------------------
          Richard L. Reffner
          VP and Director


By:  /s/  Lee Chow                                       Date: April 9, 2001
-----------------------------
          Lee Chow
          Director


By:  /s/  Richard Ajayi                                  Date: April 11, 2001
-----------------------------
          Richard Ajayi
          Director