Form 10QSB
period 2001-03-31
SURGILIGHT INC
filed 2001-05-15
CIK 1070289

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended - March 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from
                                            ------------------

                         Commission file number 0-24897

                                SurgiLight, Inc.
          ---------------------------------------------------------------
         (Exact name of Small Business Issuer as specified in its charter)



          Delaware                                            35-1990562
 ------------------------------                           ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          (Identification Number)


             12001 Science Drive, Suite 140, Orlando, Florida 32826
                --------------------------------------       --------
               (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (407) 482-4555


Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share
                                 --------------
                                (Title or class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

As of March 31, 2001, the Registrant has outstanding 21,647,374 shares of Common Stock.

SurgiLight, Inc.

Except for the historical information contained herein, the discussion in this Report contains forward-looking statements (within the meaning of Section 21E of the Exchange Act) that involves risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Uncertainties" in this report. SurgiLight undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect any future events or developments.




PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

(1) Financial Statements                                                   Page

     Consolidated Balance Sheets at March 31, 2001
        (un-audited) and December 31, 2000 (audited)                       F-1

     Consolidated Statements of Operations for the three
        months ended March 31, 2001 and March 31, 2000                     F-2


     Consolidated Statements of Cash Flows for the three
        months ended March 31, 2001, and 2000 and                          F-3


     Inventories for the three months ended March 31,
        2001 and December 31, 2000                                         F-4

     Notes to Unaudited Financial Statements                               F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                SURGILIGHT, INC.
                                 BALANCE SHEETS
                                 IN THOUSANDS

                                                March 31,       December 31,
                                                  2001             2000
                                               (Unaudited)       (Audited)
                                                 -------         -------
ASSETS

Current Assets
  Cash                                           $   507         $ 1,774
  Accounts Receivables, Net                          517             533
  Marketable Securities                               13
Inventory                                          3,745           3,730

  Other Current Assets                               211             246

  Total Current Assets                             4,993           6,283

Property & Equipment, Net                          1,806           1,845
Intangibles, Net                                   1,206           1,234
Other Assets                                         221             186

  Total Assets                                   $ 8,226         $ 9,548
                                                 =======         =======
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                               $ 1,177         $ 2,204
  Accrued Expenses                                     8             309
  Current Portion of LT Debt                          48
  Loans From Shareholders
  Other Current Liabilities                            3               7
                                                 -------         -------
  Total Current Liabilities                        1,188           2,568

Long-term Liabilities                                310             115
                                                 -------         -------
  Total Liabilities                              $ 1,498         $ 2,683

Convertible Debenture                              2,689           2,689
Stockholders' Equity
  Common Stock                                         2               2
  Paid In Capital                                  6,772           6,773
  Treasury Stock                                    (197)
  Accumulated Deficit                             (2,538)         (2,402)
                                                 -------         -------
  Total Stockholders' Equity                       4,039           4,176
                                                 -------         -------
Total Liabilities &
   Stockholders' Equity                          $ 8,226         $ 9,548
                                                 =======         =======

                                SURGILIGHT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                  IN THOUSANDS



                                                         Three Months Ended
                                                       2001              2000
                                                     March 31          March 31
                                                     --------          --------
Net Sales                                            $    647          $    761
Cost of Goods Sold                                        119               280
                                                     --------          --------
Gross Profit                                              528               481

General and Administrative
  Expenses                                                678               481
                                                     --------          --------
Operating Income (Loss)                                  (150)                0
Other Income (Expenses)
  Interest Expense                                       --                 (31)
Investment Income                                          14                 1
                                                     --------          --------
Net Income (Loss)                                        (136)              (30)
                                                     ========          ========
Income (Loss) per Share                                 (0.01)           (0.001)

Weighted average No. of
Shares outstanding                                     21,663            21,191

                                SURGILIGHT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  IN THOUSANDS



                                                    Three Months
                                                   Ended March 31
                                                   2001      2000
                                                  -------   -------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                          $  (136)  $   (30)
       Adjustments to reconcile net income
         (loss) to net cash provided by
         (used in) operating activities:
           Depreciation                                72        50
           Amortization                                 5         3

Increase (Decrease) in:
       Receivables)                                    16      (254)
       Inventory                                      (15)      264
       Notes Receivable                                35
       Other Current Assets                           (12)      324)
       Accounts Payable                            (1,338)       13
                                                  -------   -------
Net cash provided (used) by
       operating activities                        (1,373)     (278)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of equipment)                             (33)     (101)
  Purchase of Investment                               (8)
                                                  -------   -------
        Net cash provided (used) by
            investing activities                      (41)     (101)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Long-Term Borrowing                     (3)     (156)
  Proceeds from Long-Term Borrowing                   150       --
  Capital Contributions                              --       1,265
  Loans From Shareholders                            --          28
      Net cash provided (used) by
       financing activities                           147     1,137
                                                  -------   -------
NET INCREASE (DECREASE) IN CASH                    (1,267)      758

CASH, beginning of period                           1,774       578
                                                  -------   -------
CASH, end of period                                   507     1,336
                                                  =======   =======

                                SURGILIGHT, INC.
                                   INVENTORIES
                                   (Unaudited)
                                  IN THOUSANDS
Inventories
The components of inventories at March 31, 2001 and December 31, 2000 are summarized as follows:

                                                March 31,    December 31,
                                                  2001          2000
                                               ==========     ==========

      Raw Materials                            $      568     $      568
      Work in Process                                 550            550
      Finished Goods                                2,581          2,567
      Test equipment-Clinical Trials                   45             45
                                               ----------     ----------
                                               $    3,744     $    3,730

Notes to Unaudited Financial Statements

1. Basis of presentation. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent financial statements included in its report on Form 10-K for the year ended December 31, 2000 filed with the Securities Exchange Commission. The interim financial information included herein is un-audited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2. The weighted average number of diluted shares is: 21,662,551 shares for the first quarter of 2001 and 21,191,350 shares for the first quarter of 2000. As of March 31, 2001 the Company has a total basic diluted shares of 21,647,374 common stocks. The increased number of outstanding shares is attributed to the 2-for-1 forward stock split in January 2000, the issued and converted common stock of about 144,000 shares related to the GEM debenture investment and the newly issued 110,000 shares to an accredited investor.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

In our Management's Discussion and Analysis or Plan of Operation, we review our past performance and, where appropriate, state our expectations about future activity in forward-looking statements. Our future results may differ from our expectations.

OVERVIEW

The Company currently has three divisions: (1) the Laser Technology; (2) the Laser Eye Centers (LECs); and (3) Cosmetic Mobile Laser Centers (CMLCs). The Company also receives income from EMX which was spun-off at the beginning of 2000, which develops thermal infrared technology.

     In the Laser Technology division, we design and conduct research for lasers in the ultraviolet (UV) and infrared (IR) spectra for applications in vision correction, dermatology and microsurgery. We currently operate 22 Laser Eye Centers ("LECs") internationally and own one LEC in Florida. The international LECs provide an ongoing "per use royalty" revenue stream for the Company, and the only wholly-owned center in Plantation, Florida that provides services for over 30 physicians has been profitable.

     The primary focus of our research and development is in the ophthalmic field. The IR-3000 infrared laser is designed for presbyopia correction. We expect to start the human clinical phase I trials in Europe and the United States by Summer 2001. Presbyopia is a natural aging phenomenon where patients loose the ability to focus properly. It has been estimated that approximately 90-95% of the world population will be affected by presbyopia by the age of 46.

     We believe our new method of Laser Presbyopia Correction ("LPC"), which uses a laser for presbyopia correction, is less complicated, more stable, and may provide less regression than the mechanical, non-laser methods. We believe that we are the first and the only company offering LPC. This procedure is currently limited to the international market due to the fact that we do not have FDA clearance to begin the studies in the United States at the present time. We currently have one United States patent allowed and six pending patents relating to LPC and new IR-laser technologies. However, there can be no assurance that we will be successful in protecting these proprietary technologies or in completing the market approval in the United States on schedule.

     In addition to the development of IR lasers for vision correction, the Company recently obtained FDA 510(K) approval to market its EX-308 laser for the treatment of psoriasis. The Company subsequently signed an agreement with A&A Medical, Inc. for the manufacturing of the EX-308 system in the United States.

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

     We believe that we are the first company to successfully develop the IR-laser for presbyopia correction technology and the only company currently conducting clinical trials. We hope to begin the first clinical trials in the United States for laser presbyopia correction by Summer 2001.

     Our strategy is to focus on recurring revenue and income from the LECs operation and the procedure royalty fees charged to the users.

RESULTS OF OPERATIONS

Revenues for the first quarter ended March 31, 2001 decreased 15% to $647,000 from $761,000 for the same period of 2000. The decrease of revenues and operation incomes are attributed to the Company's spun-off EMX division in December 2000 and a decrease in system sales. The IR-3000 systems delivered in this quarter were for clinical trials use only and may be reported as sales after the approval.

For the first quarter ended March 31, 2001, the Company reported a net loss of $136,000 or $0.01 per share, compared to a net loss of $30,000 or $0.001 per share for the same period of 2000. The Company's total current assets, however, increased to $4,991,000 from $3,352,000 as of March 31, 2000. This increase in current asset is mainly attributed to the laser system assets acquired from Premier Lasers by the Company in October 2000.

Operating expenses for the first quarter of 2001 was $678,000, compared with $481,000 for the same period in 2000. The increase in operating expenses is mainly attributed to the increase in expenses for R&D and clinical trials. These costs for R&D and clinical trials will continue to increase in future quarters to support our focus on the Company's new infrared lasers and the related ongoing clinical trials in Latin America, Europe and the United States. The Company is currently conducting Phase I study in Spain for its IR-3000 laser for presbyopia correction. The Company is also completing its final Phase study of cataract treatment using the IR-laser acquired from Premier Lasers.

The total current assets of the Company decreased to $4,993,000 as of March 31, 2001, compared with $6,282,000 of December 31, 2000. This decrease in current assets is mainly attributed to the additional payment of $1,250,000 toward the acquisition of Premier Lasers which has a total cash cost of $3,750,000. As of March 31, 2001, the balance amount for Premier Laser acquisition is about $975,000 due June 15, 2001. The Company expects to obtain additional proceeds from accredited and/or institutional investors in the second quarter of 2001. The Company will use this addition funding to pay the acquisition cost of Premier Lasers, continue its on-going clinical trials and to expand its international LECs.

The inventory for the first quarter of 2001 is about the same as that of December 31, 2000. Accounts receivable decreased from $533,000 at the year-end of 2000 to $517,000 in the first quarter of 2001. The total liabilities in the first quarter of 2001 and the year-end of 2000 include the convertible debenture from GEM group in the approximate amount of $2,689,000.


LIQUIDITY AND CAPITAL RESOURCES

The total current assets of the Company decreased to $4,991,000 as of March 31, 2001, compared with $6,282,000 for the year ending December 31, 2000. This decrease in current assets is mainly attributed to the additional payment of about $1,250,000 related to the acquisition of Premier Lasers which has a total cash cost of $3,750,000. As of March 31, 2001, the balance amount for the Premier Laser acquisition is about $975,000 due June 15, 2001. The Company expects to obtain additional proceeds from accredited or institutional investors in the second quarter of 2001. The Company will use this additional funding to pay the acquisition cost of Premier Lasers, to continue its on-going clinical trials and to expand its international Laser Centers.

Net cash decreased to $507,000 as of March 31, 2001, compared with $1,774,000 as of December 31, 2000. This decrease in current net cash is mainly attributed to the additional payment of about $1,250,000 to Premier Lasers. To support the working capital, the Company has obtained an inventory loan of $500,000 from Merrill Lynch. The inventory was valued at $3,744,000 based upon the actual acquisition cost of Premier Lasers. The Company believes that its inventory fair market value shall be over $10 million based on a 50% mark-up of the sale price on the finished 150 IR-3000 systems.

In January 2001, the Company concluded an Agreement for a $30 million standby equity based financing from an institutional investor. Details of this agreement were filed in the Company's SEC 8-K filing. The Company anticipates that its current cash, cash equivalents, as well as anticipated cash flows from operations and additional capital contribution from private placements, will be sufficient to meet its working capital and capital equipment needs at least through the next six months. The Company expects to raise additional funds via private placements during the second quarter of 2001. However there will be no assurance that the Company will be successful in raising additional capital as scheduled.


Clinical Trials and Technology Update

1. The Company is currently conducting clinical trials in Argentina, Venezuela and Brazil. The Company is also conducting a base-line study at the University of Utah Health and Science Center and the Phase I study in Spain using its IR-3000 laser for presbyopia correction. The Company is also completing its final Phase study of cataract treatments using the IR-laser acquired from Premier Lasers. The Company exhibited the IR-3000 laser at the European Society of Cataract and refractive Surgeons (ESCRS) Winter Conference (January 25-28, 2001, Cannes, France).

2. The Company received a Notice of Allowance from the United States Patent and Trademark Office for a broad patent right for the method and apparatus of presbyopia correction using various lasers. The allowed patent with Application number 09/189,609 (609-patent) was submitted to the United States Patent Office by Dr. J. T. Lin, the President and CEO of the Company, in November of 1998. This is the Company's first United States patent issued for a new laser technology for the correction of presbyopia. The allowed 609-patent covers a very broad range of laser spectra, from ultraviolet (150-320) nm to infrared of (0.9-3.6) microns, the use of scanning devices and fiber-coupled lasers. The Company currently has an additional 6 pending patents directly related to the use of lasers for presbyopia correction.

3. The Company has recently submitted the second 510(K) premarket notification for its EX-308 excimer laser for the phototherapy treatment of the skin disorder known as vitilito. The EX-308 laser received its first clearance for the treatment of psoriasis in August of last year. Psoriasis and vitiligo affect a worldwide population of about 2% or 100 million, according to the report by Dr. Spencer at Mt. Sinai Hospital, NY.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

     Laser Photonics, Inc., Laser Analytics, Inc, and Acculase, Inc. (collectively "plaintiffs") filed a lawsuit in June of 2000 against SurgiLight and its Chief Operating Officer, Timothy J. Shea ("Shea"), alleging misappropriation of trade secrets, breach of a confidentiality agreement and breach of fiduciary duty. The lawsuit is filed in Circuit Court in Orlando, Orange County, Florida. The plaintiffs are alleging that Shea, who is a former employee of the plaintiffs, misappropriated trade secrets, disclosed them to SurgiLight and that SurgiLight used the information to unfairly compete with plaintiffs. Plaintiffs are seeking damages and to enjoin SurgiLight's alleged use of the trade secrets. SurgiLight has answered plaintiff's complaint and has denied the allegations of the lawsuit. SurgiLight intends to vigorously defend itself against the allegations of the lawsuit.

     We currently had one United States patent allowed and expect to obtain more of our pending patents granted in the United States relating to the laser for presbyopia correction soon. This may strengthen our patent right positions. While we deny the allegations of the lawsuits and do not believe that there is a valid basis for either lawsuit, there can be no assurance that we will prevail in the lawsuits. We will continue to commit resources to the defense of these lawsuits.


Item 2.  Changes in Securities

     As of March 31, 2001, there were approximately 1,200 holders of record of Common stock. The Company has filed an Amendment for its Article to authorize 5,000,000 shares of Preferred stock to be issued in its private offering. The number of authorized Common shares remains at 30,000,000 shares. Both the Preferred and Common shares have a par value of $0.0001 per share.


Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 2001.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

On January 12, 2001, the Company granted to certain designees of GKN Securities Corp, the placement agent for St. Annes Investments, Ltd., warrants to purchase, in aggregate, up to 100,000 shares of common stock at an exercised price of $3.34 per share, subject to adjustments as provided in the warrants. The Company also paid GKN a cash commission equal to 5% of the draw down amount from St. Annes financing. On January 25, 2001, the Company filed a Form 8-K announcing the agreement with St. Annes Investments, Ltd., providing for a $30,000,000 standby equity financing to the Company. Pursuant to the terms of the agreement, the Company will sell and St. Annes Investments, Ltd. will purchase shares of common stock in the amount and at the agreed upon purchase price based on a mutually accepted formula. Additionally the Company also issued St. Annes Investments, Ltd. warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $3.34 per share subject to certain adjustments.

On March 19, 2001, the Company filed a Form 8-K announcing the resignation of Robert G. Clements from its Board of Directors.

On March 26, 2001, the Company filed a Form 8-KA clarifying a Form 8-K that was filed on January 24, 2000 regarding the repurchase of 600,000 shares of common stock from certain shareholders of Advanced Medical Laser Services, Inc. (AMLSI) formerly know as Advanced Marketing Technologies, Inc. (AMTI). The number of shares repurchased from AMLSI was 650,000 itemized as follows: 620,000 shares from AMLSI, 10,000 shares from key employees of AMLSI, and 20,000 escrowed shares reserved for performance bonuses. The Company also repurchased 60,000 shares from EMX, itemized as follows: 50,000 shares from EMX and 10,000 shares from EMX key employees.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SurgiLight, Inc.


Date: May 15, 2001

                                            By:  /s/  J. T. Lin
                                               ---------------------------------
                                                      J. T. Lin
                                                      President, Chief Executive
                                                      Officer and Director

                                                 /s/  Timothy Shea
                                               ---------------------------------
                                                      Timothy Shea
                                                      Senior Vice President and
                                                      COO and Director

                                                 /s/  Rachel L. Siu
                                               ---------------------------------
                                                      Rachel L. Siu
                                                      Chief Financial Officer