Form 10QSB
period 2001-06-30
SURGILIGHT INC
filed 2001-08-30
CIK 1070289

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - June 30, 2001
                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
              For the transition period from

                         Commission file number 0-24897

                                SurgiLight, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)



                Delaware                                         35-1990562
     ------------------------------                         -------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification Number)


             12001 Science Drive, Suite 140, Orlando, Florida 32826
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (407) 482-4555



     Securities registered under Section 12(b) of the Act: None

     Securities registered under Section 12(g) of the Act:

                    Common Stock, $0.0001 par value per share
                                 --------------
                                (Title or class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES [x]   NO [ ]

     As of June 30, 2001, the Registrant has outstanding 21,647,374 shares of Common Stock.

SurgiLight, Inc.
Except for the historical information contained herein, the discussion in this Report contains forward-looking statements (within the meaning of Section 21E of the Exchange Act) that involves risks and uncertainties including but not limited to market size, international approvals, FDA clearances, clinical studies and results of those studies, marketing, future events and performance of the Company, which involves risks and uncertainties that could materially affect actual results. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Uncertainties" in this report. SurgiLight undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect any future events or developments.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements                                                   Page

     Consolidated Balance Sheets at June 30, 2001
        (un-audited) and December 31, 2000 (audited)                       F-1

     Consolidated Statements of Operations for the three
        months and six months ended June 30, 2001 and 2000                 F-2

     Consolidated Statements of Cash Flows for the three
        months and six months ended June 30, 2001, and 2000                F-3

     Consolidated Statements of Stockholders' Equity for
        June 30, 2001 and December 31, 2000                                F-4

     Notes to Unaudited Financial Statements                               F-5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           3

PART II.  OTHER INFORMATION                                                  5

         ITEM 1.  Legal Proceedings                                          5

         Item 2.  Changes in Securities                                      6

         ITEM 3.  Defaults Upon Senior Securities                            6

         ITEM 4.  Submission of Matters to a Vote of Security Holders        6

         ITEM 5.  Other Information                                          6

      ITEM 6.  Exhibits and Reports on Form 8-K                              6

SIGNATURES                                                                   7

ITEM 1 - FINANCIAL STATEMENTS

                                SURGILIGHT, INC.

                                 BALANCE SHEETS
                                 IN THOUSANDS


                                         June 30,     December 31,
                                          2001           2000
                                       (Unaudited)     (Audited)
                                        ---------      ---------
ASSETS

Current Assets
  Cash                                   $   432        $  1,773
  Accounts Receivables, Net                  374             533
  Inventory                                4,434           3,730
  Other Current Assets                       211             246
                                         -------         -------
  Total Current Assets                     5,451           6,282

Property & Equipment, Net                  1,775           1,845

Intangibles, Net                             711           1,234

Other Assets                                 200             187
                                         -------         -------
  Total Assets                           $ 8,137         $ 9,548
                                         =======         =======
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                       $   654             288
  Accrued Expenses                             8               8
  Other Current Liabilities                    3              48
  Short Term Loan - Premier                  525           2,225
  Customer Deposits - Short Term              50            --
                                         -------         -------
  Total Current Liabilities                1,240           2,569

Long-term Liabilities
  Customer Deposit - China                   100            --
  Notes Payable                              310             115
                                         -------         -------
  Total Long-term Liabilities                410             115

Convertible Debentures                     2,689           2,689

Stockholders' Equity
  Common Stock                                 2               2
  Paid In Capital                          6,814           6,772
  Treasury Stock                            (202)           (197)
  Accumulated Deficit                     (2,816)         (2,402)
                                         -------         -------
  Total Stockholders' Equity               3,798           4,175
                                         -------         -------
Total Liabilities &
   Stockholders' Equity                  $ 8,137         $ 9,548
                                         =======         =======

                                SURGILIGHT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                  IN THOUSANDS


                                     Three Months Ended      Six Months Ended

                                    June, 30    June, 30   June, 30    June, 30

                                        2001        2000       2001        2000
                                    --------    --------   --------    --------

Net Sales                           $    515    $  1,009   $  1,163    $  1,776
Cost of Goods Sold                       120         432        240         772
                                    --------    --------   --------    --------
Gross Profit                             395         577        923       1,004

General and Administrative
  Expenses                               665         551      1,345         976
                                    --------    --------   --------    --------
Operating Income (Loss)                 (270)         26       (422)         28

Other Income (Expenses)
  Interest Expense                        (9)       --           (9)        (32)
  Interest Income                          2          13         17          16
                                    --------    --------   --------    --------
Net Income (Loss)                   $   (277)   $     39   $   (414)   $     12
                                    ========    ========   ========    ========

Income (Loss) per Share                (0.01)      0.001      (0.02)      0.001

Weighted Average Number               21,647      21,490     21,655      21,340
 Shares Outstanding



                                    SURGILIGHT, INC.
                                STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                      IN THOUSANDS


                                                   Three Months          Six Months
                                                      Ended                Ended
                                                     June, 30             June, 30

                                                 2001       2000       2001       2000
                                               -------    -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                     $  (277)   $    39    $ (414) $       12
         Adjustments to reconcile net income
           (loss) to net cash provided by
           (used in) operating activities:
             Depreciation                           72         42        144         84
             Amortization                            5          3         11          7

Increase (Decrease) in:
         Customer Deposits                         150       --          150       --
         Receivables                               143         31        159       (209)
         Inventory                                 (89)        12       (103)         6
         Loans Receivable                         --         (150)        35       (155)
         Accounts Payable                          499         89        366          3
         Other Assets                              (29)      --          (42)      --
         Other Liabilities                        --         --          (45)      --
                                               -------    -------    -------    -------
Net cash provided (used) by
         operating activities                      474         66        261       (252)


CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of equipment                           (41)       (89)       (74)       (92)
  Sale of Marketable Securities                     13        600       --         --
  Purchase of Investment                          --         --         --         (150)
  Cash Paid To Acquire Patent                      (60)      --          (60)      --
                                               -------    -------    -------    -------
Net cash provided (used) by
         investing activities                      (88)       511       (134)      (242)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment from long term borrowing              --         --          198       --
  Repayment of long term borrowing                --         --           (3)      (103)
  Capital Contributions                             42        (15)        42      1,247
  Repayment of Loans From Shareholders             (48)      --         --          (26)
  Purchase of Treasury Stock                        (5)      --           (5)      --
  Repayment of Short Term Loan                    (450)      --        (1700)      --
                                               -------    -------    -------    -------
         Net cash provided (used) by
            financing activities                  (461)       (15)     (1468)     1,118
                                               -------    -------    -------    -------

NET INCREASE (DECREASE) IN CASH                    (75)       562     (1,341)       624
CASH, beginning of period                          507        641      1,773        579
                                               -------    -------    -------    -------
CASH, end of period                            $   432    $ 1,203    $   432    $ 1,203
                                               =======    =======    =======    =======


                                       F-3

                                SURGILIGHT, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                  IN THOUSANDS

                                     June, 30      December, 31

                                       2001            2000
                                    ---------       ---------
     Capital Stock                  $       2       $       2

     Additional
     Paid In Capital                    6,814           6,772

     Treasury Stock                      (202)           (197)

     Deficit                           (2,816)         (2,402)
                                    ---------       ----------
               Total                $   3,798       $    4,175
                                    =========       ==========

Notes to Unaudited Financial Statements

1. Basis of presentation. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's annual report and most recent financial statements included in its report on Form 10-K for the year ended December 31, 2000 filed with the Securities Exchange Commission. The interim financial information included herein is un-audited; however, such information reflects all the adjustments (consisting solely of normal recurring adjustments)which are, in the opinion of management, necessary for a fair statement of results of operations and cash flows for the interim periods. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

In our Management's Discussion and Analysis of Financial Condition and Results of Operations we review our past performance and, where appropriate, state our expectations about future activity in forward-looking statements. Our future results may differ from our expectations.

OVERVIEW

The Company currently has three divisions: (1) the Laser Technology, (2) the International Laser Eye Centers ("LEC") and (3) the U.S. Laser Centers including the Cosmetic Mobile Laser Centers and the Plantation Center.

The Company's target market is refractive surgery, particularly presbyopia, one of the last "frontiers of ophthalmology." Presbyopia is a natural aging phenomena where an elderly person loses the ability to properly focus in the near vision field for reading. The Wall Street Journal reported in March 2001, that 90 million Americans over the age of 40 suffer from presbyopia. Ophthalmology Management (July 2001) estimates that the market for presbyopia may be 2-3 times larger than that for LASIK. Similar to the economics of LASIK, the Company envisions that the treatment of presbyopia will be subject to a royalty or per procedure fee policy, which should allow the Company to earn long-term recurring income for the life of our patents. The Company will also sell its lasers and associated fiber optic disposables.

The Company believes its new method of laser presbyopia reversal ("LAPR") using a laser for surgical correction, is less complicated, more stable, and may provide less regression than the mechanical, non-laser methods. In late 2000, the Company acquired the ophthalmic laser product line from Premier Laser Systems, Inc. out of bankruptcy. This acquisition included an Er:YAG laser already FDA cleared for certain ophthalmic procedures and CE marked for international sales. The Company renamed this product the IR-3000 and began formal animal and clinical studies for the treatment of presbyopia immediately. The Company has presented numerous clinical papers in the last couple of years. The most recent papers were presented at the International Symposium for Refractive Surgery (Orlando, Florida, July 2001). The paper presented used the IR-3000 laser system on 61 eyes on 35 patients with a mean age of 53.2 years. The mean follow up was 7.6 months. The results showed all patients had improved reading vision, 87% of the patients read J1 without the need of glasses.

As part of the acquisition from Premier Laser Systems, the Company acquired 14 patents and an additional 13 pending patents. The Company also has 2 allowed patents and 4 patents pending in the U.S. for presbyopia reversal. The Company has also submitted 2 Patent Corporation Treaty's (PCT) for international patents.

In addition to the IR lasers for vision correction, in August 2000, the Company obtained 510k clearance from the Food and Drug Administration ("FDA") to market our EX-308 laser for the treatment of psoriasis. In January 2001, the Company signed a manufacturing agreement with A & A Medical, Inc. (Alpharetta GA) to manufacture the EX-308 for worldwide distribution. The Company also filed a 510k application for the treatment of vitiligo using the EX-308.

The Company's strategy is to earn recurring revenues from its laser centers, while developing these presbyopia applications and conducting clinical trials. The international LECs are under a royalty fee Agreement, under which the Company continues to maintain the laser system and the international LEC pays the Company a royalty fee for each treated eye for three to five years. The Company's U.S. centers - SurgiLight Laser Center - Plantation, FL and the Cosmetic Mobile Laser Centers are both subsidiaries of the Company and produce positive cash flow.

RESULTS OF OPERATIONS

Revenues for the second quarter ended June 30, 2001 decreased $132,000 to $515,000 from $647,000 for the first quarter of 2001. Six month revenues ending June 30, 2001 decreased to $1,163,000 from $1,776,000 for the same six-month period ending June 30, 2000. The decrease of revenues and operating income is attributed to the Company's decrease in excimer laser system sales, but was partially offset by revenues received from the Laser Center business.

For the three months ended June 30, 2001, the Company reported a net loss of $277,000 or $0.01 per share, compared to a net gain of $39,000 or $0.001 per share for the same period of 2000.

Cost of Goods Sold of $240,000 remains consistent with our Laser Eye Center sales through the first six months of 2001. These costs are primarily the surgical blades used for Lasik and other eye enhancement procedures performed at our centers. In the prior year, Surgilight Inc. had higher Cost of Goods Sold as a percentage to sales, because of the purchase and sale of lasers and supporting equipment currently in use at our international laser centers. The Cost of Goods Sold for the first half of 2000 amounted to $772,000.

Operating expenses for the second quarter of 2001 were $665,000, compared with $678,000 for the first quarter in 2001 and $551,000 for the first quarter of 2000. The increase in operating expenses is mainly attributed to the increase in expenses for clinical trials and legal expenses, which will continue to increase in future quarters to support our focus on ongoing clinical trials in Latin America, Europe and the US.

Total current assets of the Company decreased to $5,451,000 as of June 30, 2001, compared with $6,282,000 of December 31, 2000. This decrease in current assets is mainly attributed to the additional payments of $450,000 during the quarter ending June 30, 2001 toward the acquisition of certain assets of Premier Lasers for a total cash cost of $3,725,000. As of June 30, 2001, the balance owed to Premier was approximately $525,000. The Company's total assets decreased to $8,137,000 from $9,548,000 as of December 31, 2000. This decrease in total assets is mainly attributed to the decrease in cash and account receivables.

The inventory at the end of second quarter of 2001 increased to $4,434,000 which is $689,000 higher than the first quarter of 2001. SurgiLight adjusted its valuation of certain Intangible and Inventory assets. A more accurate valuation is reflected with our Inventory and Intangible asset accounts. Accounts receivable decreased from $533,000 in the year end of 2000 to $374,000 in the second quarter of 2001. The total liabilities at the end of second quarter decreased to $4,339,000 from $5,373,000 of the year end of 2000. The decrease in accounts payable and total liability are mainly attributed to the payment to Premier Lasers.

LIQUIDITY AND CAPITAL RESOURCES

The net cash decreased to $432,000 as of June 30, 2001, compared with $1,773,000 on December 31, 2000. This decrease in current net cash is mainly attributed to additional payments totaling $1,700,000 to Premier Lasers during the first six months ending June 30, 2001.

The Company anticipates that its current cash, cash equivalents, as well as anticipated cash flows from operations and additional capital contribution from private placements, will be sufficient to meet its working capital needs for the next six months. The Company expects to raise additional funds before the end of the fiscal year via equity or debt financing, licensing agreements and system sales. However there is no assurance that the Company will be successful in raising additional capital.

Clinical Trials and Technology Up-date

1. The Company is conducting a base-line study at the University of Utah Health and Science Center and a Phase I human study in Spain using its IR-3000 laser for presbyopia correction. The Company is also analyzing the data and the clinical results for the treatment of cataracts using the IR-laser acquired from Premier Laser Systems.

2. The Company received two patents from the United States Patent and Trademark Office for a patent right covering the method and apparatus of presbyopia correction using various lasers. These are the Company's first US patents issued for a new laser technology for the correction of presbyopia. The Company currently has an additional 6 pending patents directly related to the use of lasers for presbyopia correction.

3. The Company has recently submitted the second 510(K) premarket notification for its EX-308 excimer laser for the phototherapy treatment of the skin disorder known as vitiligo. The EX-308 laser received its first clearance for the treatment of psoriasis in August of last year. Psoriasis and vitiligo affect a worldwide population of about 2% or 100 million, according to the report by Dr. Spencer at Mt. Sinai Hospital, NY.

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

     Laser Photonics, Inc., Laser Analytics, Inc, and Acculase, Inc. (collectively "plaintiffs") filed a lawsuit in June of 2000 against SurgiLight and its Chief Operating Officer, Timothy J. Shea ("Shea"), alleging misappropriation of trade secrets, breach of a confidentiality agreement and breach of fiduciary duty. The lawsuit is filed in Circuit Court in Orlando, Orange County, Florida. The plaintiffs are alleging that Shea, who is a former employee of Laser Photonics, misappropriated trade secrets, disclosed them to SurgiLight and that SurgiLight used the information to unfairly compete with plaintiffs. Plaintiffs are seeking damages and to enjoin SurgiLight's alleged use of the trade secrets. SurgiLight has answered plaintiff's complaint and has denied the allegations of the lawsuit. SurgiLight intends to vigorously defend itself and Shea against the allegations of the lawsuit. SurgiLight is committed to defending itself and Shea against these allegations and has no intentions of settling.

ITEM 2.  Changes in Securities

     During the quarter ended June 30, 2001, the Company sold to approximately 5 persons units of the Company's securities, each unit consisting of one share of Series A Convertible Preferred Stock and a warrant to purchase one-quarter share of the Company's common stock, at a purchase price of $1.50 per unit. The Company issued approximately 49,000 units at a total purchase price of approximately $69,000. The Series A Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder any time after July 1, 2002 and continuing through November 30, 2003 at a conversion price equal to 85% of the average of the closing bid prices for the Company's common stock as reported on the NASD Over-The-Counter Bulletin Board for the ten trading days immediately preceding the date of notice of conversion. The warrants are exercisable at any time after the date of issue and continuing until three years from the date of issue, at an exercise price of $1.50 per warrant (one-quarter share of common stock), which equates to a purchase price of $6.00 per share of common stock. Warrants must be exercised in full share increments of four warrants each. The units of securities were sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder. The Company retained 100% of the proceeds from the sale of the securities, no underwriters were used and no commissions or discounts were paid in connection with the offer and sale of these securities.

As of June 30, 2001, there were approximately 1,300 holders of record of Existing Common. The Company has filed an Amendment for its Article to authorize 5,000,000 shares of Preferred stock to be issued in its private offering. The number of authorized Common shares remains at 30,000,000 shares. Both the Preferred and Common shares have a par value of $0.0001 per share.

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in 1999.

ITEM 5.  Other Information
none.

ITEM 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     Exhibit 3.1 Certificate of Correction filed on April 6, 2001, to Correct a Certain Error in the Certificate of Amendment of the Certificate of Incorporation of SurgiLight, Inc. filed in the Office of the Secretary of State of Delaware on April 7, 1999.

     Exhibit 3.2 Certificate of Designation to the Certificate of Incorporation of SurgiLight, Inc. filed May 30, 2001.

b.   Reports on Form 8-K

     On April 6, 2001, the Company filed a Form 8-K relating to its acquisition of certain assets from Premier Laser Systems, Inc. on October 17, 2000.

     On June 5, 2001 the Company filed a Form 8-K announcing the resignation of Richard A. Ajayi, Richard L. Reffner and Timothy J. Shea from its Board of Directors, which 8-K was amended on June 8, 2001 to correct a typographical error.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurgiLight, Inc.

Date: August 20, 2001
                                            By:  /s/  J. T. Lin
                                            -----------------------
                                                      J. T. Lin
                                                      Director of Business and
                                                      Technology

                                                 /s/  Timothy Shea
                                                -------------------
                                                      Timothy Shea
                                                      Senior Vice President and
                                                      COO

                                                 /s/  Rachel L. Siu
                                                -------------------
                                                      Rachel L. Siu
                                                      Chief Financial Officer