Form 10QSB
period 2001-09-30
SURGILIGHT INC
filed 2001-11-14
CIK 1070289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from                to
                                       --------------   ---------------

                         Commission file number 0-24897
                                                -------

                                SurgiLight, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                       35-1990562
 ------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                12001 Science Drive, Suite 140, Orlando, FL 32826
                     --------------------------------------
                    (Address of principal executive offices)

                               ( 407 ) 482 - 4555
                            -------------------------
                           (Issuer's telephone number)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,690,880
                                           ----------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]



PART I-- FINANCIAL INFORMATION
Item 1. Financial Statements.


SurgliLight, Inc
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
===============================================================================================

                                                                      UNAUDITED      AUDITED
                                                                    September 30,  December 31,
                                                                         2001          2000

ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                                          $   271,011    $ 1,773,701
  Accounts receivable  net of allowance for doubtful
    accounts of $90,000 in 2001 and $90,000 in 2000                      345,387        533,156
  Inventory                                                            4,602,905      3,729,599
  Prepaid expenses                                                        32,709         29,631
  Other current assets                                                   211,000        306,235
                                                                     -----------    -----------

           Total current assets                                        5,463,012      6,372,322


PROPERTY AND EQUIPMENT  Net                                              879,241      1,845,257


INTANGIBLE ASSETS  Net                                                   617,650      1,330,305
                                                                     -----------    -----------

TOTAL                                                                $ 6,959,903    $ 9,547,884
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                                   $   629,561    $ 2,513,207
  Accrued expenses and other                                             470,292          7,500
  Notes payable                                                          857,272        162,782
                                                                     -----------    -----------

           Total current liabilities                                   1,957,125      2,683,489
                                                                     -----------    -----------

CONVERTABLE DEBENTURE                                                  2,313,880      2,688,880

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, authorized 30,000,000 shares, $.0001 par value             2,369          2,158
  Preferred  Stock, authorized 5,000,000 shares, $ .0001 par value             7
  Treasury Stock                                                        (202,111)      (196,824)
  Additional paidin capital                                            7,279,115      6,772,378
  Accumulated deficit                                                 (4,390,482)    (2,402,197)
                                                                     -----------    -----------

           Total stockholders' equity                                  2,688,898      4,175,515
                                                                     -----------    -----------

TOTAL                                                                $ 6,959,903    $ 9,547,884
                                                                     ===========    ===========


See notes to consolidated financial statements.




SurgiLight, Inc.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED September 30, 2001 AND 2000
============================================================================================================================


                                                                   UNAUDITED      UNAUDITED       UNAUDITED      UNAUDITED
                                                                     Three Months Ended               Nine Months Ended
                                                                 September 30,  September 30,   September 30,  September 30,
                                                                      2001           2000            2001        2000
REVENUES                                                         $    801,341   $  1,251,000    $  1,964,341   $  3,021,000

COST OF REVENUES                                                      322,583        426,000         562,583      1,198,000
                                                                 ------------   ------------    ------------   ------------

           Gross profit (loss)                                        478,758        825,000       1,401,758      1,823,000

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
  Advertising and selling                                              24,728         25,278          77,807         58,386
  Professional fees                                                   266,318         98,500         617,726        268,637
  Salaries and benefits                                               296,994        170,386         716,817        620,478
  Depreciation and amortization                                       873,697         45,666       1,155,273        137,000
  Administrative and other                                            482,157        252,170         721,270        483,499
                                                                 ------------   ------------    ------------   ------------

           Total selling, general, and administrative expenses      1,943,894        592,000       3,288,893      1,568,000
                                                                 ------------   ------------    ------------   ------------

           Operating (Income) Loss                                  1,465,136       (233,000)      1,887,135       (255,000)

INTEREST (INCOME)/ EXPENSE                                            109,149        (19,000)        101,150          6,000

NET LOSS (INCOME)                                                $  1,574,285   $   (252,000)   $  1,988,285   $   (249,000)
                                                                 ============   ============    ============   ============

NET LOSS PER SHARE - Basic and diluted                           $       0.07   $      (0.01)   $       0.09   $      (0.01)
                                                                 ============   ============    ============   ============

WEIGHTED AVERAGE SHARES USED IN CALCULATING
BASIC AND DILUTED LOSS PER SHARE                                   22,672,940     21,415,000      21,994,313     21,365,000
                                                                 ============   ============    ============   ============


See notes to consolidated financial statements.




SurgiLight, Inc.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD ENDED SEPTEMBER 30, 2001 (UNAUDITED) AND FOR THE YEAR ENDED DECEMBER 31, 2000 and 1999,1998(AUDITED)
===================================================================================================================


                                                                              Prefered
                                                   Common                       Stock
                                       ---------------------------    ---------------------------
                                          Shares         Amount          Shares         Amount

                                         1,247,260    $  4,048,301            --     $       --
                                      ------------    ------------    ------------   ------------
BALANCE DECEMBER 31, 1998                1,247,260       4,048,301            --             --

SurgiLight, Inc. capitalization at
  inception of Reverse Acquisition       2,211,340      (4,047,955)           --             --
  Acquisition of Surgilight, Inc.       16,290,000           1,629            --             --
  Acquisition of AMTI, Inc.              2,360,000             236            --             --
  Acquisition of EMX, Inc.                 230,000              23            --             --
  Private Placement of Stock               461,400              46            --             --
  Stock Issuance Cost                         --              --              --             --
Common Stock Suscribed                        --              --              --             --
    Net loss                                  --              --              --             --
                                      ------------    ------------    ------------   ------------
BALANCE DECEMBER 31, 1999               22,800,000    $      2,280            --     $       --
                                      ============    ============    ============   ============

Private placement of stock                 110,000              11            --             --
  Sale of interest in AMTI, Inc.              --              --              --             --
  Sale of interest in EXM, Inc.               --              --              --             --
Canellation of Treasuary Stock          (1,420,000)           (142)           --             --
Purchase of Common Stock                      --              --              --             --
Common Stock returned and Cancelled        (26,000)             (3)           --             --
Repurchase of interest in AMTI, Inc         26,000               3            --             --
Conversion of Debenture                     89,419               9            --             --
    Net loss                                  --              --              --             --
                                      ------------    ------------    ------------   ------------
BALANCE DECEMBER 31, 2000               21,579,419    $      2,158            --     $       --
                                      ============    ============    ============   ============

Private placement of stock                    --              --            62,000              7
  Purchase of Treasuary Stock                 --              --              --             --
  Conversion of Debenture                2,060,581             206            --             --
  Private placement of stock                13,000               1            --             --
  Private placement of stock                37,880               4            --             --
    Net loss                                  --              --              --             --
                                      ------------    ------------    ------------   ------------
BALANCE SEPTEMBER 30, 2001              23,690,880    $      2,369          62,000   $          7
                                      ============    ============    ============   ============




SurgiLight, Inc.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY   {CON'T)
FOR THE PERIOD ENDED SEPTEMBER 30, 2001 (UNAUDITED) AND FOR THE YEAR ENDED DECEMBER 31, 2000 and 1999,1998(AUDITED)
===================================================================================================================


                                        Additional                                        Total
                                         Paid-in       Accumulated     Treasuary      Stockholders'
                                         Capital         Deficit          Stock        Deficiency

                                              --        (2,275,894)           --       1,772,407
                                      ------------    ------------    ------------    ------------
BALANCE DECEMBER 31, 1998                     --        (2,275,894)           --         1,772,407

SurgiLight, Inc. capitalization at
  inception of Reverse Acquisition       4,047,955            --              --              --
  Acquisition of Surgilight, Inc.          192,840            --              --           194,469
  Acquisition of AMTI, Inc.                 93,275            --              --            93,511
  Acquisition of EMX, Inc.                  22,645            --              --            22,668
  Private Placement of Stock               494,954            --              --           495,000
  Stock Issuance Cost                      (37,038)           --              --           (37,038)
Common Stock Suscribed                     294,505            --              --           294,505
    Net loss                                  --            65,705            --            65,705
                                      ------------    ------------    ------------    ------------
BALANCE DECEMBER 31, 1999             $  5,109,136    $ (2,210,189)   $       --      $  2,901,227
                                      ============    ============    ============    ============

Private placement of stock               1,231,989            --              --         1,232,000
  Sale of interest in AMTI, Inc.              --              --           (50,000)        (50,000)
  Sale of interest in EXM, Inc.               --              --           (30,000)        (30,000)
Canellation of Treasuary Stock             (79,858)           --            80,000            --
Purchase of Common Stock                      --              --          (196,824)       (196,824)
Common Stock returned and Cancelled              3            --              --              --
Repurchase of interest in AMTI, Inc        199,998            --              --           200,001
Conversion of Debenture                    311,111            --              --           311,120
    Net loss                                  --          (192,008)           --          (192,008)
                                      ------------    ------------    ------------    ------------
BALANCE DECEMBER 31, 2000             $  6,772,379    $ (2,402,197)   $   (196,824)   $  4,175,516
                                      ============    ============    ============    ============

Private placement of stock                  92,994            --              --            93,001
  Purchase of Treasuary Stock                 --              --            (5,287)         (5,287)
  Conversion of Debenture                  380,813            --              --           381,019
  Private placement of stock                12,999            --              --            13,000
  Private placement of stock                19,930            --              --            19,934
    Net loss                                  --        (1,988,285)           --        (1,988,285)
                                      ------------    ------------    ------------    ------------
BALANCE SEPTEMBER 30, 2001            $  7,279,115    $ (4,390,482)   $   (202,111)   $  2,688,898
                                      ============    ============    ============    ============


                                             (Continued)



SuriLight, Inc,
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED September 30, 2001 AND 2000
-------------------------------------------------------------------------------------------------------------------------



                                                                                                       UNAUDITED
                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                                  2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                    $(1,988,285)   $   249,000
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Depreciation and amortization                                                             1,155,273        137,000
      Provision  for Doubtful Accounts                                                            (48,268)          --
      Stock issued for services                                                                    19,984           --
      Changes in operating assets and liabilities:
        Accounts receivable                                                                       236,037       (759,000)
        Inventory                                                                                (273,309)        87,000
        Prepaid assets                                                                             (3,078)        (3,000)
        Other Assets                                                                                 --         (343,000)
        Accounts payable, accrued expenses and other                                           (1,420,854)       (65,000)
                                                                                              -----------    -----------

           Net cash (used in) provided by operating activities                                 (2,322,500)      (697,000)
                                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes Receivable                                                                                 95,235           --
  Purchase of property and equipment                                                              (54,601)      (157,000)
  Payments for patents                                                                            (22,000)          --
  Acquisition of business net of cash acquired                                                       --         (480,000)
                                                                                              -----------    -----------

           Net cash used in investing activities                                                   18,634       (637,000)
                                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES -
  Issurance of Prefered Stock                                                                     105,970      1,247,000
  Purchase of Treasuary Stock                                                                      (5,287)
  Borrowings under notes payable                                                                  700,493         (6,000)
                                                                                              -----------    -----------
Net cash Provided (used by financing activities)                                                  801,176      1,241,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (1,502,690)       (93,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                    1,773,701        578,000
                                                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                        $   271,011    $   485,000
                                                                                              ===========    ===========


See notes to consolidated financial statements.


SURGILIGHT, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 1.    Business and Basis of Presentation

       SurgiLight, Inc., and its wholly owned subsidiaries (collectively known as the Company or SurgiLight) design, manufacture and sell ophthalmic lasers and related products and service based on its own and licensed intellectual property, primarily for use in refractive and presbyopia procedures. The company operates a laser vision correction center in Plantation, Florida, and mobile cosmetic laser centers in Florida.

       The accompanying condensed unaudited consolidated financial statements of SurgiLight, Inc., and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X and the instructions of Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying condensed unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements as of December 31, 2000 and 1999, including the notes thereto, and the other information included in the Company's most recent filing on Form 10-KSB, which was filed with the Securities and Exchange Commission, SEC, on April 13,2001. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this filing. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001.

       Reverse Acquisition - In March 1999 the Company (SurgiLight, Inc.) acquired all shares and intellectual property of Photon Data, Inc. ("PDI") by a stock swap of issuing 8,145,000 shares of the Company's common stock to the shareholders of PDI. Also in March 1999 the Company acquired 100% of Advanced Medical Laser Service, Inc. ("AMSLI') (formerly known as Advanced Marketing Technology, Inc.) stock in exchange for 2,360,000 shares of common stock, which were to be delivered based on selected performance criteria, 20% were delivered immediately to the shareholders of AMSLI and the remaining 80% were to be held in escrow by the Company until AMSLI met its performance criteria. The fair market value of asset acquired was $93,511. In March 1999 the Company also acquired 100% of EMX, Inc. stock in exchange for 230,000 common shares. The fair market value of assets acquired was valued at $ 22,667. On March 31, 1999, SurgiLight, Inc. the Company acquired MAS Acquisition III Corporation (the Merger) accordingly SurgiLight, Inc. exchanged 10,394,330 shares of the Company's commons stock for 10,394,330 shares of MAS Acquisition III, Corp. common stock, the transaction was accounted for in a manner similar to a reverse acquisition, as if MAS Acquisition III Corp. acquired SurgiLight Inc.).The net assets for MAS Acquisition III Corp. were not adjusted in connection with the reverse acquisition since they were monetary in nature. In connection with the acquisition, the name of MAS Acquisition III, Inc. was changed to SurgiLight, Inc. Immediately subsequent the Company filed with the SEC form 14f-1(see filing 14F-1 dated March 31,1999 for greater detail). As a result of this reverse purchase accounting treatment, (i) the historical financial statements of the Company for periods prior to the date of the merger are those of SurgiLight, Inc.; (ii) all reference to the financial statements of the "Company" apply to the historical financial statements of SurgiLight prior to the merger and to the consolidated financial statements of the Company subsequent to the merger.

       Acquisitions and Dispositions- Effective January 1, 2000, SurgiLight sold 55% of its interest in the net assets of AMLSI in exchange for 1,260,000 shares of the Company's common stock. The shares were subsequently cancelled. In the third quarter of 2000, the Company entered into an agreement with AMLSI to reacquire the remaining 55% interest in exchange for 26,000 shares of common stock. At the date of purchase, the fair market value of the stock issued in connection with the repurchase amounted to approximately $200,000. The company reacquired the AMLSI cosmetic mobile center to diversify its technology as it moved into the Regulatory phase of its technology development. Also on January 1, 2000, SurgiLight sold 85% of its interest in EMX for approximately $500,000, in exchange for 150,000 shares of EMX's common stock. EMX is to pay the Company $300,000 by December 31, 2003. EMX can also exercise an option to buy back the remaining 15% from SurgiLight for approximately $200,000 by January 31,2004. If EMX does not exercise this option, then EMX is obligated to pay the Company 10% of its gross profits quarterly over an unspecified period of time. In October 2000, the Company acquired the inventory and technology of the ophthalmic laser division of Premier Laser Systems. The main component of this inventory and technology is an infrared laser, which is now the product supporting the core business of SurgiLight's lasers in Presbyopia medical trials. The inventory consisted of Raw Materials and Finished Goods laser systems. The purchase price, including legal fees of $20,000, was $3,745,000 and was allocated as follows: $2,800,000 to inventory, and $945,000 to intangible assets consisting of technology, patents and FDA approval. In June 2001, the Company reevaluated the intangible assets and $600,000 was reallocated to inventory.

2.     Summary of Significant Accounting Policies

       The accompanying consolidated financial statements have been prepared in accordance with accounting principles accepted in the United States of America. The following is a summary of significant accounting policies:

       Principles of Consolidation - The consolidated financial statements include SurgiLight, Inc. and its wholly owned subsidiaries, AMLSI, and Plantation. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

       Cash and Cash Equivalents - The Company considers all highly liquid financial instruments with maturity at time of purchase of ninety days or less to be cash equivalents.

       Concentrations of Credit Risk - Cash and cash equivalents in excess of federally insured levels and accounts receivable potentially subject the Company to a concentration of credit risk. The Company currently derives its revenues from a wide variety of companies.

       Fair Value of Financial Instruments - The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates fair value based on the short-term maturity of these instruments.

       Earnings Per Share - In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company has reported basic earnings per share and diluted earnings per share. The diluted weighted average common shares outstanding include no impact of the assumed exercise of 215 warrants with an exercise price of 125% ( Note-7 Commitments and Contingencies) because the effect of the assumed conversion had an anti-dilutive effect.

       Inventory - Inventory that consists primarily of laser systems, parts and components, is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method.

       Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated on the various asset classes over their estimated useful lives, which range from three to seven years.

       Intangible Assets - Intangible assets consist of patents and goodwill. Intangibles are amortized on a straight-line basis over twenty, fifteen and five years, respectively.

       Long-Lived Assets -All long-lived assets and certain identifiable intangibles held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company compares the carrying value of its long-lived assets to projected undiscounted cash flows to determine whether such assets are impaired and to evaluate the reasonableness of the depreciation and depreciation periods.

       Revenue Recognition -Revenues are recognized at the time products are shipped or services are provided to the customer. The Company recognizes revenues from laser sales per their respective agreements. Costs incurred in connection with the sale of lasers are expensed as incurred. The Company believes its revenue recognition policies conform to Staff Accounting Bulletin No. 101 of the Securities and Exchange Commission.

       Income Taxes - The Company accounts for income taxes under the liability method. Under such method, deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. Deferred tax assets and liabilities are classified as current or non-current based on the classification of the related asset or liability for financial reporting purposes, or on the expected reversal date for deferred taxes that are not related to an asset or liability. A valuation allowance is provided to reduce deferred tax assets to the amount considered more likely than not to be realizable.

       No provision for income taxes has been recorded for the period ending September 30, 2001, as the benefit resulting from the operating loss has been entirely offset by a valuation allowance due to the uncertainty surrounding the Company's ability to realize the deferred tax assets in the future.

       Stock-Based Compensation - The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its employee (and non-employee members of the Board of Directors) stock options, and complies with the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation (SFAS No. 123). APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123 (see Note 6). All stock-based awards to non-employees, other than members of the Board of Directors, are accounted for at their fair value in accordance with SFAS No. 123.

       The Company's non-employee stock-based compensation is determined using the Company's quoted closing market price as quoted on the Over-The-Counter Bulletin Board or the Black-Scholes option pricing model.

       Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       New Accounting Pronouncement - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the consolidated statements of income when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

       The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 had no impact on the financial position, results of operations or cash flows of the Company.

       Goodwill and Intangible Assets - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

       The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is not expected to have a significant impact on our financial position at transition. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

       Comprehensive Income - SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

       Net Loss Per Share Information - Basic and diluted loss per share is computed based on the weighted average shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential common stock issuances using the treasury stock method. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

       The following table sets forth the calculation of net loss per share for the three-month period ended September 30, 2001 and 2000:

       Net loss                                  $ 1,988,285       $  (249,000)
                                                 -----------       -----------

       Weighted average shares outstanding        21,994,313        21,365,000
                                                 -----------       -----------

       Net loss per share - basic and diluted    $      0.09       $     (0.01)
                                                 ===========       ===========


       For the period ended September 30, 2001, the Company had common equivalent shares outstanding that could potentially dilute earnings per share in the future. The potential numbers of common shares into which these outstanding securities are convertible are as follows as of September 30, 2001:

         Warrants issued with private placement                         15,500
         of Prefered commom stock
         Warrants issued with Debenture (GEM)                          200,000
                                                                     ---------

                                                                       215,500
                                                                     =========

3.     Property and Equipment

       Property and equipment consists of the following as of September 30, 2001 and December 31, 2000:

                                                   UNAUDITED          AUDITED
                                                     2001              2000

       Computer equipment                        $    87,259       $    82,913
       Furniture, fixtures, and equipment             68,271            23,053
       International laser equipment               1,819,225         1,819,225
       Laboratory equipment                          156,156           151,118
       Cosmetic center mobil laser centers
        (vehicles)                                    44,203            44,203
       US Laser equipment                            429,190           429,190
                                                 -----------       -----------

                                                   2,604,304         2,549,702
                                                  (1,725,063)         (704,445)
                                                 -----------       -----------

                                                 $   879,241       $ 1,845,257
                                                 ===========       ===========


       Depreciation expense for the three-month period ended September 30, 2000 was $ 797,451. The Company re-evaluated the useful life of its International Laser Equipment from 7 years to 3 years.

4.     Intangible Assets

       Intangible assets consist of the following as of September 30, 2001 and December 31, 2000:

                                                   UNAUDITED          AUDITED
                                                     2001              2000

       Goodwill                                  $   350,691       $   350,691
       Patents                                       170,000           750,000
       FDA & Loan Costs                              315,880           315,880
                                                 -----------       -----------

                                                     836,571         1,416,571
       Less accumulated amortization                (218,921)          (84,266)
                                                 -----------       -----------

                                                 $   617,650       $ 1,332,305
                                                 ===========       ===========

       Amortization expense for the three-month period ended September 30, 2001 was $ 45,655.

5. Licensing Agreement - In March 1999, the Company entered into an exclusive licensing agreement for which, granted SurgiLight the exclusive distribution of all medical applications using infrared laser with GAM Associates, Inc. (GAM). Over the term of 15 years for consideration consisting of 50,000 shares of $.0001 par value common stock (see Note 6, Common Stock Issued for a Distribution and Licensing Agreement)

6. Common Stock Issued for a Distribution and Licensing Agreement - In March 1999, the Company acquired an exclusive distribution and licensing agreement from GAM for consideration consisting of 50,000 unregistered shares of $.0001 par value common stock.

       Stock Split- In January 2000, the Company affected a 2 for 1 stock split for the shareholders of record as of January 25, 2000. Accordingly, all share and per share information has been adjusted.

7.     Commitments and Contingencies


       Debenture - In November 2000, the Company entered into a Convertible debenture with Global Yield Fund Limited (GEM) consisting of 3% debentures maturing in November 2003 plus 200,000 warrants. Debentures are convertible at the lesser of $7.50 per share or 100% of the average of the three lowest closing bid prices during the 30-day period prior to conversion. The Company received $ 3,000,000 in operating capital less fees of approximately $100,000. The Company also put into escrow 2,150,000 shares pursuant to the agreement. This was accounted for as follows: Cash of approximately $2,900,000, intangible asset loan cost of approximately $100,000 and Notes payable of $3,000,000. The escrow shares have been accounted for as follows: Common stock of approximately 215; Subscribed common stock (Escrow) for approximately 2,150,000 and additional paid in capital.



Item 2. Management's Discussion and Analysis or Plan of Operation.

In our Management's Discussion and Analysis of the Financial Condition and Results of Operations we reviewed our past performance and, where appropriate, stated our expectations about the future activities in forward -looking statements. Our future results may differ from our expectations.

Revenues - Our consolidated net revenues for the three months ended September 30, 2001 (2001 Quarter) decreased by 36% to $801,341 from $1,251,000 for the three months ended September 30, 2000 (2000 Quarter) and decreased 35% to

$1,964,341 for the 9-month period ended September 30, 2001 (2001 Period) from $3,021,000 for the 9-month period ended September 30, 2000 (2000 Period). The decrease in revenue is primarily related to lagging international and domestic center sales as well as sales of laser products, which were delayed pending our receipt of an Investigational Device Exemption from the Food and Drug Administration to begin clinical trials in the United States.

Cost of Revenues- Decreased 24 % to $322,583 for the 2001 Quarter as compared to $426,000 for the 2000 Quarter and decreased 53 % to $562,583 for the 2001 period from $1,198,000 during the 2000 period. These decreases generally reflect the lower sales levels.

Advertising and selling- expenses decreased to $24,728 for the 2001 quarter as compared to $25,278 for the 2000 quarter and increased to $77, 807 for the 2001 period from $58,386 during the 2000 period. It is anticipated that these expenses will continue to increase as the Company attends additional tradeshows, revises it literature to reflect results from the increased clinical activity, and begins to sell additional units for use in clinical trails.

Professional Fees- expense increased to $266, 318 for the 2001 quarter as compared to $98,500 for the 2000 quarter and increased to $617, 726 for the 2001 period from $268,637 during the 2000 period. These increases are attributable to increased litigation expense primarily associated with the Presby Corp. lawsuit. This case is expected to continue to generate significant legal fees until the completion of trial, which is currently scheduled for the first quarter of 2002.

Salaries & Benefits- expense increased to $296,994 for the 2001 quarter as compared to $170,386 for the 2000 quarter and increased to $716,817 for the 2001 period from $620,478 during the 2000 period. These increases are attributable to contract labor associated with the increased clinical trial sales and implementation activity.

Depreciation and Amortization- expense increased to $873,697 for the 2001 quarter as compared to $45,666 for the 2000 quarter and increased to $1,155,273 for the 2001 period from $137,000 during the 2000 period. The increase in depreciation was approximately $689,000 which reflects a revaluation of the useful life for our International Laser Equipment from 7 years to 3 years.

Administrative and Other - expenses increased to $482,157 for the 2001 quarter as compared to $252,170 for the 2000 quarter and increased to $721,270 for the 2001 period from $483,499 during the 2000 period. These expenses increased due to the increase in contract labor required to assist with regulatory issues as well as increases in general administration expenses.

Total Selling, General and Administrative - Expense increased to $1,943,894 for the 2001 quarter as compared to $592,000 for the 2000 quarter and increased to $3,288,893 for the 2001 period from $1,568,000 during the 2000 period. The increases are primarily attributable to the increased costs relating to our current litigation as well as depreciation and amortization.


Interest Expense- increased to $109,149 for the 2001 quarter as compared to $19,000 interest income for the 2000 quarter and increased to $101,150 for the 2001 period from $6,000 during the 2000 period. The increase in interest expense results from additional laser purchases for the laser center business and a $500,000 line of credit from Merrill Lynch.

Net Loss - increased to $1,574,285 or per share .07 for the 2001 quarter as compared to a net income of $252,000 or .01 per share during the 2000 quarter and increased to $1,988,285 or .09 per share for the 2001 period from net income of $249,000 or .01 per share during the 2000 period. It is important to note that the entire loss for the 2001 period may be attributed to litigation expense and non-cash items such as depreciation and amortization.

 Liquidity and Capital Resources

 As of September 30, 2001, we had unrestricted cash and cash equivalents of $271,011 and a working capital surplus of approximately $3.5 million as compared to $1,773,701 of unrestricted cash and cash equivalents and working capital surplus of approximately $ 3.7 million at December 31,2000. The decrease in our cash can be primarily attributed to payments to reduce the amount owed to Premier Laser Systems Inc. and the increase in litigation expense and lower sales.

 Accounts payable decreased to $629,561 at September 30, 2001 as compared to $2,513,167 at December 31, 2000 primarily as a result of payments to Premier Laser Systems. Included in accounts payable at September 30, 2001 is approximately $285,000 still owed to Premier Laser Systems.

 Other current liabilities decreased to $1,957,125 at September 30, 2001 from $2,683,449 at December 31, 2000, primarily due to the payments made to Premier Laser Systems Inc. Of the 2,150,000 shares escrowed for the convertible debenture issued to GEM, 504,708 shares were converted.

 The decrease in Property and Equipment to $ 879,241 at September 30,2001 from $1,845,257 at December 31,2000 primarily reflects the revaluation of the International Laser Equipments useful life from 7 year to 3 years.

 The decrease in intangible assets primarily reflects the revaluation of the patents acquired from Premier Laser Systems. The Company anticipates that its current cash, cash equivalents, as well as anticipated cash flows from operations and additional capital contributions from private placements, will be sufficient to meet its working capital needs for the next 3 months.

 Our future capital requirements will depend on many factors, including progress of Research and Development activities, the scope and results of pre-clinical studies and pre-clinical trials, the cost and timing of regulatory approvals, establishment of manufacturing capacity, the outcome of litigation and the establishment of the marketing and sales organizations and other relationships, acquisitions or divestitures which may either involve cash infusions to us or require additional cash from us. We are seeking additional sources of financing, which may include short- term debt, long- term debt or equity. However there is no assurance that the Company will be successful in raising additional capital. Our ability to meet the Company's working capital needs will be dependent on the Company's ability to sign additional distribution and licensing arrangements, achieve a positive cash flow from operations, and achieve and sustain profitable operations.

 Risks and Uncertainties: The Private Securities Litigation Reform Act of 1995 provides a 'safe harbor' for forward-looking statements. Certain information included in this report (as well as information included in oral statement or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements related to anticipated future revenues of the Company, success of current product offerings, ongoing clinical trials, expectation in litigation, and success of future debt or equity offerings. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

RAS Holding Corp. ("RAS") and Presby Corp. ("Presby") filed a lawsuit on March 16, 2000, against SurgiLight in the United States District Court for the Middle District of Florida for patent infringement. RAS and Presby are alleging that SurgiLight is using laser technology that infringes certain patents held by RAS and Presby for the treatment of presbyopia. RAS and Presby are seeking to enjoin SurgiLight's continued use of the allegedly infringing technology and are seeking to recover damages, including punitive damages, for the alleged infringement. SurgiLight has filed three summary judgment motions: (1) one motion seeks summary judgment that the broader independent claims that Presby Corp. patents are invalid based upon prior surgery and publications of others;
(2) another motion seeks summary judgment that SurgiLight's accused OptiVision laser (formerly IR-3000) does not infringe claims of the asserted patent directed to particular procedures using a laser for treating Presbyopia; and (3) the third motion seeks summary judgment dismissing the entire patent infringement lawsuit because SurgiLight's experimental activities have been solely for the purpose of obtaining FDA approval of the OptiVision, and these activities are exempted from infringement allocations by statute. SurgiLight has denied the allegations of patent infringement and is continuing to defend the ongoing litigation. However, there can be no assurance that we will be successful in defending the lawsuit.

Laser Photonics, Inc., Laser Analytics, Inc, and Acculase, Inc. (collectively "plaintiffs") filed a lawsuit in June of 2000 against SurgiLight and its Chief Operating Officer, Timothy J. Shea ("Shea"), alleging misappropriation of trade secrets, breach of a confidentiality agreement and breach of fiduciary duty. Plaintiffs voluntarily dismissed this lawsuit. There was no settlement agreement other than all parties would bear their own costs and fees.

Advanced Medical Laser Services of America, Inc. filed a lawsuit on September 26, 2001, against SurgiLight alleging a breach of contract for SurgiLight's failure to pay "up to $1,000,000 of working capital". The Company and its counsel believe that this lawsuit is without merit and immaterial and intends to vigorously defend itself.

Item 2. Changes in Securities

For the 9-month period ended September 30, 2001, GEM had converted 504,708 shares pursuant to its Debenture Agreement. As of September 30, 2001, there were approximately 23,690,880 shares of common stock issued and outstanding, held by approximately 205 shareholders of record.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.


(a)     EXHIBITS

        None.

(b)     REPORTS

        None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SurgiLight, Inc.
                                            ---------------
                                            (Registrant)


Date:  November 14, 2001
                                            By:  /s/  Timothy J. Shea
                                               --------------------------------
                                                      Timothy J. Shea,
                                                      Senior V.P. and COO


                                            By:  /s/  Rachel Sie
                                               --------------------------------
                                                      Rachel Sie
                                                      Treasurer - CFO


                                            By:  /s/  Tracy Taylor-Almeida
                                               --------------------------------
                                                      Tracy Taylor-Almeida
                                                      Principal Accounting
                                                      Officer