Form 10KSB
period 2001-12-31
SURGILIGHT INC
filed 2002-04-01
CIK 1070289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 For the period ended December 31, 2001.

                                       OR

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 For the period

                         Commission file number 0-24897

                                SurgiLight, Inc.
                 (Name of Small Business Issuer in its charter)


         Florida                                              35-1990562
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                12001 Science Drive, Suite 140, Orlando, FL 32826
                     (Address of principal executive office)

                                 (407) 482-4555
                 (Issuer's Telephone number including area code)

                    Securities registered pursuant to Section
                               12(b) of the Act:
                  Common Stock and Common Share Purchase Rights

   Title of Class                           Name of Exchange on Which Registered
       None                                                N/A

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [ X ]        No [    ]
        --              ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for the 12 months ended December 31, 2001 are $3,149,976.

     The aggregate market value of the voting stock held by non-affiliates of the issuer based on the closing sale price ($.25) on March 28, 2002 was approximately $ 2,111,998.

     The approximate number of shares outstanding of the issuer's Common Stock as of February 21, 2002 was 28,625,040.

Transitional Small Business Disclosure Format:  Yes    [ ___]        No [  X  ]
                                                        ----             -----

                                TABLE OF CONTENTS


Part I                                                                      Page

Item 1   Description of Business                                              1

Item 2   Properties                                                          12

Item 3   Legal Proceedings                                                   12

Item 4   Submission of Matters to a Vote of Security Holders                 13

Part II

Item 5   Market for Company's Common Equity and Related
               Stockholder Matters                                           13

Item 6   Management Discussion and Analysis of Financial Conditions and
               Results of Operations                                         14

Item 7   Financial Statements and Supplemental Data                          17

Item 8   Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                       39

Part III

Item 9   Directors, Executive Officers, Promoters, and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                  39

Item 10   Executive Compensation                                             39

Item 11   Security Ownership of Certain Beneficial Owners and Management     46

Item 12   Certain Relations and Related Transactions                         49

Item 13   Exhibits and Reports on Form 8-K                                   50

                                     PART I

Item 1.  Description of Business

General


     We were originally incorporated on July 31, 1996, under the name MAS Acquisition III Corporation. SurgiLight, a Florida corporation (SurgiLight Florida") was originally incorporated in May 1998. In September 1998, we acquired the assets of Plantation Vision Center at Plantation, Florida from LCA Vision, Inc. In February 1999, we acquired all shares, technologies, assets and business of Photo Data, Inc. ("PDI"), a Florida corporation since 1993, by a stock swap of issuing 8,140,000 shares (pre-split) for the Company's common shares to the shareholders of PDI.

     In November of 1998, SurgiLight, Inc., a Delaware corporation ("SurgiLight Delaware"), was formed to acquire the technologies and laser centers associated with lasers for applications in ophthalmology, dermatology, industrial and military markets.

     On March 31, 1999, SurgiLight Florida merged into MAS Acquisition III Corporation and, subsequently, we acquired all of the outstanding shares of Advanced Medical Laser Service, Inc. (formerly known as Advanced Marketing Technology, Inc.) ("AMLSI"), a Florida corporation, by issuing shares of our common stock, which were to be delivered, based on selected performance criteria. Mr. Paul Miano, the president of AMLSI, was appointed as Vice President of Cosmetic Laser Centers and a Member of our Board of Directors. In April 1999, only 20% of these shares were delivered to the shareholders of AMLSI and the remaining 80% were escrowed by the Company to be held in escrow until AMLSI met its performance criteria. In January 2000, Paul Miano and his group bought back 55% of AMLSI in exchange for 26,000 shares of our common stock (post-split). We then canceled these shares. Subsequently, we reacquired the remaining 55% interest in AMLSI.

     In March 1999, we acquired EMX, Inc. ("EMX"), a Florida corporation, by issuing shares of our common stock. In January 2000, the former owner of EMX bought back 85% of EMX stock. The terms of the transaction provide for payment form EMX to us of 15% of its gross profit until a total payment of $300,000 is completed. EMX's main product is infrared night vision systems.

     On April 8, 1999, we merged with SurgiLight Delaware. We were the surviving corporation in the merger and, in connection with the merger, changed our name to SurgiLight, Inc. The merger was effected as a reverse merger whereby each share of common stock of SurgiLight Delaware that was outstanding as of the merger was converted into a share of common stock of the new SurgiLight, Inc. (f/k/a MAS Acquisition III Corp.). We issued a total of approximately 1.1 million shares (pre-split) to the existing shareholders of MAS Acquisition III under the merger.

           In October 2000, the Company acquired the inventory, intellectual properties and the technology of the ophthalmic laser division of Premier Laser Systems (Premier) for the purchase price of $3,745,000. The main component of this inventory acquisition and technology (including 14 granted patents and 13 pending patents) is an infrared erbium laser, which is now the product supporting the core business of SurgiLight's lasers in presbyopia clinical trials. On December 26, 2001, SurgiLight became the successor to Premier under a bankruptcy court decision. SurgiLight acquired several additional technologies including two diode based lasers and approximately $3 million in additional inventory of the infrared erbium laser for $1.7 million, consisting of $350,000 in cash and $1,350,000 in registered stock payable between December 26, 2001 and May 2002.

     In November 2001, the Company approved a reincorporation from a Delaware corporation into a Florida corporation through a merger with our wholly owned Florida subsidiary. The merger was completed on February 11, 2002, and the Company is now a Florida corporation.

     Our corporate address is: SurgiLight, Inc. 12001 Science Drive, Suite 140, Orlando, Florida 32826. Our phone number is (407) 482-4555, and our facsimile number is (407) 482-0505. Our e-mail address is: surgilight19@aol.com, and our Web site is located at www.surgilight.com.

     The Board of Directors has determined that the Company should focus on presbyopia, therefore in March 2002, the Company signed a binding letter of intent to sell the remote LASIK center's assets and liabilities in China, Vietnam and Egypt to Tao Enterprises.

Industrial Background

     Lasers have been used in various medical and industrial applications over the past twenty years. Lasers with wavelengths ranging from ultraviolet to infrared have found applications in surgery, ophthalmology and dermatology due to their significant clinical efficacy and the potential growth of the market. For recurring revenues and increased long-term profits, Company-operated Laser Centers have gained recognition as fast growing sectors. In addition to the above-described medical lasers and centers, the Company also owns a portion of EMX in the infrared thermal imaging market that has applications in security, law enforcement and military surveillance.

Refractive Lasers and Laser Centers

     Vision correction is one of the largest medical markets in the US, where approximately 136 million people use eyeglasses or contact lenses. Within this group, approximately 60 million people are myopic (nearsighted) and 30 million are hyperopic (farsighted). Another 45 million are presbyopic, meaning the loss of ability to focus properly. Industry sources estimate that Americans spend approximately $13 billion on eyeglasses, contact lenses and other vision correction products and services each year. It has been estimated that the international market is approximately 3 to 5 times larger than the U.S. market with at least 500 million people using eyeglasses or contact lenses outside the U.S.

     At the present time, most ophthalmologists charge $1,000 to $1,500 per eye to perform the LASIK procedures. In addition, since there is frequently no insurance or Medicare coverage for this procedure, patients pay cash and there are no administrative costs of dealing with complex paperwork.

Our Business

     We currently have three divisions: Laser Technology, International Laser Eye Centers (LEC), and U.S. Laser Centers, including the Cosmetic Mobile Laser Centers and the Plantation Center. During the development of our laser technology we relied on recurring income from these centers to fund our research and development.

     Our target market is refractive surgery, particularly reversal of presbyopia, one of the last frontiers of ophthalmology. Presbyopia is a natural aging phenomenon where an aging person loses the ability to focus properly in the near vision field for reading. The Wall Street Journal reported in March 2001, that 90 million Americans over the age of 40 suffer from presbyopia. In July 2001 Ophthalmology Management estimated that the market for presbyopia may be 2-3 times larger than that for LASIK. Similar to the economics of LASIK, we envision that the treatment of presbyopia will be subject to a royalty or per procedure fee policy, which should allow us to earn long-term recurring income. We will also sell our lasers and associated fiber optic disposable surgical tools.

     We believe our new method of laser presbyopia reversal (LAPR) using a laser for surgical correction is less complicated, more stable, and may provide less regression than the mechanical, non-laser methods.

     In late 2000, we acquired the ophthalmic laser product line from Premier Laser Systems, Inc., out of bankruptcy. This acquisition included an Er:YAG laser that is already FDA-cleared for ophthalmic procedures and CE marked for international sales. We renamed this product "OptiVision" and immediately began formal animal and clinical studies for the treatment of presbyopia. The Company began to sell for the first time the OptiVision for laser presbyopia reversal for clinical trials and other ophthalmic applications including but not limited to, incision, excision, and vaporization of eye tissue and tissue surrounding the eye and the orbit of the eye and anterior capsulotomies, and certain other ophthalmic applications obtained from Premier. We have presented numerous clinical papers in the last couple of years. One of the recent papers presented at the International Symposium for refractive surgery in New Orleans in November 2001 reported using the OptiVision laser on 165 eyes, with a follow up of up to 12 months. The results show that 82% of patients could read with out glasses and that there was no statistically significant regression at one year. There were no serious complications reported.

     The mid-infrared (IR) wavelength of the systems we acquired from Premier present many advantages over the UV lasers and other existing systems in the market. The unique features of these IR systems include: (i) compact design for ease of use and convenience in a clinical setting; (ii) operation at high repetition rates (for fast procedures) and at a short pulse width (for reduced thermal effects); (iii) wavelength matching to the tissue (water) absorption peak for precise tissue ablation and accurate vision correction; and finally,
(v) wavelength elimination of the potential risk of mutanagenic side effects which may be a concern in UV lasers

     As part of the Premier acquisition, we acquired 14 patents (U.S. Number (5,116,329; 5,207,673; 5,688,261; 5,707,368; 5,304,167; 5,422,899; 5,722,970;
5,139,494; 5,540,676; 6,122,300; 5,741,245; 5,738,677; 5,865,831) and Israel
number (113,501) and an additional 13 patents pending. These patents from Premier, protect the current design of the OptiVision laser, including but not limited to the connection between the laser fiber, high repetition rate, delivery of the aiming beam and Er:YAG wavelength through the same fiber and contact tip. We also have 2 granted patents (6,258,082, 6,263,879) and 4 patents pending in the U.S. for presbyopia reversal that were developed internally Additionally we have submitted 2 Patent Corporation Treaties for international patents for presbyopia reversal. During 2001 we acquired 2 pending patents on Presybopia from a third party.

     Initially our strategy was to earn recurring revenue from our Laser Eye Center's (LEC) while developing these presbyopia applications and conducting clinical trials. However as of February 2002, the Company entered into a binding Letter of Intent to sell the LEC's in China, Vietnam and Egypt. The Company will continue to receive revenue from the purchaser for a period of 2 years. Our U.S. centers - SurgiLight Laser Center, Plantation, Florida and the Cosmetic Mobile Laser Centers both produce positive cash flow. Now that the Company has had such promising results from its first stage of clinical trials, we have decided to focus all of our efforts on presbyopia. Beginning in mid 2001 we began to sign International Distribution Agreements for the OptiVision laser for the treatment of presbyopia and in the fourth quarter 2001 we began to sell OptiVision lasers. The OptiVision laser has a list price of $190,000 internationally and a royalty fee list price of $150 per eye.

     In August 2000, we obtained 510k clearance from the FDA to market our EX-308 laser for the treatment of psoriasis. In January 2001, we signed a manufacturing agreement with A & A Medical, Inc. (Alpharetta GA) to manufacture the EX-308 for worldwide distribution. In March 2001 we filed a 510k application for the treatment of vitiligo which is currently under review.

     The Model EX-308 offers the following potential advantages over the conventional UVB light treatments: (i) it is fiber-coupled for friendly use on any portion of the treated areas; (ii) requires lower total dose and number of treatment (up to 6 times less) than the UVB light; (iii) it may be safer than UVB light, since only the localized area is treated to eliminate the risk of potential cancer on normal skin; (iv) allows controllable accurate dose to be applied to the target, unlike the UVB light which may degrade in dose without control. A & A Medical has not yet manufactured, and we are unaware of any plans to manufacture, any EX-308's; nor have any systems been sold to date.

Laser Centers

     In the past, our revenues have been primarily generated from our laser centers, including our Plantation, Florida center for ophthalmic refractive procedures, our 4 mobile cosmetic laser centers operating in Florida, and our International Laser Eye Centers ("LEC"). Our International LEC's have been sold to Tao Enterprises. Our competitors in this market include individual ophthalmic refractive centers and public companies like TLC Laser Centers Inc. and LCA Vision. As we sell our business center, this revenue should become immaterial over the next year. An Officer of SurgiLight manages each of the U.S. centers and by selling the International Laser Centers there should be no adverse impact on the U.S. business or personnel.


Technology, Patents and Licensing Rights

     The Company intends to protect our proprietary technology, licensing rights, trademark and patents pending covering various phases of the products in ophthalmology, and dermatology applications. We have a policy of not knowingly infringing any valid patent. However, because patent applications are maintained in secrecy in the United States until such patents are issued, and are maintained in secrecy for a period of time outside the United States, we can conduct only limited searches to determine whether our technology infringes any patent or patent applications. Any claims for patent infringement could be time-consuming, result in costly litigation, divert technical and management personnel, or require us to develop non-infringing technology or to enter into royalty or licensing agreements. We can't be assured that we will not be subject to one or more claims for patent infringement, that we would prevail in any such action or that our patents will afford protection against competitors with similar technology. In the event our systems are judged to infringe a patent in a particular market, we and our customers could be enjoined from making, selling and using such system or be required to obtain a royalty-bearing license, if available, on acceptable terms.

     The resolution of intellectual property disputes is often fact intensive and, therefore, inherently uncertain. If any claims or actions are asserted against us, we may seek to obtain a license under a third party intellectual property rights. We can't be assured, however, that under such circumstances, a license would be available on reasonable terms, or at all. Alternatively, in the event a license is not offered or available, we might be required to redesign those aspects of our systems held to infringe so as to avoid infringement. The failure to obtain a license to a third party intellectual property right on commercially reasonable terms could have a material adverse effect on our business and results of operations.

Sales and Marketing

     We plan to sell only a limited number of OptiVision lasers to support our International clinical trials and potentially our U.S. clinical trials. We support our sales and marketing efforts by actively participating in medical trade shows and conferences. We also seek to increase the market visibility of our products by presenting technical papers at conferences, and publishing in technical and trade journals. We distribute OptiVision update announcements and literature through trade journal coverage and direct mailings to ophthalmologists

     Due to our acquisition of inventory from Premier Laser Systems and the limited number of lasers we plan to sell during clinical trials, we do not plan to manufacture new product for at least two years. Our revenues during this clinical trial phase will be generated primarily by laser sales, per procedure royalty fees and international distributor agreements. Other sources of revenue are our two remaining center businesses, sale of laser accessories and laser service contracts.

     The number of lasers to be sold per country is determined by either the country's Ministry of Health or the Company based on the size of the county or the clinical trails. Controlling the number of OptiVision lasers sold over the next 36 months should ensure the quality of the clinical data required for the FDA and Regulatory approvals. We have granted exclusive licenses to licensees of our laser for presbyopia reversal technology, including specifically our OptiVision laser, granting the licensees the right to use, market and sell the licensed technology in several European, Asian and North American countries. These distributor agreements generally provide for a license fee of $100,000 to $300,000 dollars, a three-year commitment to purchase a quantity of lasers at a fixed distributor price, as well as per procedure royalties from the use of the lasers. The Distributor is tasked with obtaining regulatory approval in its geographic region. Until such approval is obtained, a limited number of lasers may be sold in each country for clinical trials.

     The Distributor agreements are exclusive arrangements entered into for an initial term of three years with automatic renewal for an additional three-year term. Pursuant to the terms of these agreements, the Distributors are to act as independent contractors, bear their own expenses and are prevented from binding us in any way. The agreements subject the Distributors to express confidentiality obligations. If the Distributor fails to meet the minimum comments, we may terminate the agreement. The following table provides a summary of other material terms of our distribution and licensing agreements:




         Distributor           Date Signed    Type of Agreement    Term-Performance Based        Minimum        Revenue Received
                                                                                               Commitments
Envision Technologies, Inc     5/30/01       Distributor                  36 months                 20                  Yes
Canada
RaySonic, Inc.                 8/14/01       Distributor                  36 months                 25                  Yes
Korea
Asia Vision, Inc               5/9/01        Distributor                  36 months                 45                  Yes
Taiwan
TVMS LCC                       1/31/02       Distributor                  36 months                 22                  Yes
Mexico, Caribbean

Research and Product Development

     While we are currently focusing our efforts on clinical trials for presbyopia, we continue to expend some limited efforts on other research and development products including OptiVision for cataract and glaucoma, and EX-308 for skin treatment (psoriasis and vitiligo).

     We will continue development efforts for product improvement in system design, software and hardware aspects of new and existing systems as well as in the clinical aspects for the uses of these products. We spent approximately $204,635 on research and development in 2001, $206,300 in 2000 and $587,000 in 1999. We expect to expend similar amounts in 2002. Dr. Lin and Dr. Hwang manage the internal R&D efforts of the Company, according to plans approved by the Board of Directors.

Competition

     There is no established competition in the market for laser presbyopia correction or reversal, however for the treatment of presbyopia, optometrists and ophthalmologists can prescribe accommodative exercises and glasses for their patients. However, the surgical techniques for the treatment of presbyopia can be divided into two categories: implantation of accommodative lenses, which are undergoing clinical trials, and scleral incisions (white portion of the eye) with or without the implantation of a scleral spacer. Scleral incisions have been performed with a diamond knife for the treatment of presbyopia and were initially suggested by Dr. Spencer Thornton, who coordinated a multi-center clinical trial using his technique. Presby Corp., which is according to public reports just finishing Phase I clinical trils, has developed an implant technique. In addition, Sunrise Technology International focuses on a monovision technique by treating one eye for hyperopia (far sightedness) using a holmium laser. This monovision treatment is another approach to resolve accommodation problems. The difference between the Company's approach and that of Sunrise is that the Company treats 2 eyes for presbyopia not 1 eye for hyperopia. It is rumored that other larger ophthalmic companies currently in the refractive arena are investigating potential technologies and surgical procedures for introduction into this large refractive market.

Government Regulation

     Our products are subject to significant government regulation in the United States and other countries. In order to clinically test, produce and market our products for human diagnostic and therapeutic use, we must comply with mandatory procedures and safety standards established by the FDA and comparable state and foreign regulatory agencies.

     Typically, such standards require products to be approved by the government agency as safe and effective for their intended use before being marketed for human applications. The clearance process is expensive and time consuming, and we cannot provide any assurance that any agency will grant us clearance to sell our products for routine clinical applications or that the time for the clearance process will not be prolonged.

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

     The FDA also imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting requirements. The FDA may require post-market testing and surveillance programs to monitor a product's effects. All of our products will require filing of an IDE, a 510(k) application or PMA. We cannot provide any assurance that the appropriate approvals from the FDA will be granted for our products, the process to obtain such approvals will not be excessively expensive or lengthy or we will have sufficient funds to pursue such approvals. The failure to receive requisite approvals for our products or processes, when and if developed, or significant delays in obtaining such approvals will prevent us from commercializing our products as anticipated and will have a material, adverse effect on our business.

     We also are subject to regulation under the Radiation Control for Health and Safety Act administered by the FDA which requires laser manufacturers: (i) to file new product and annual reports; (ii) to maintain quality control, product testing and sales records; (iii) to incorporate specific design and operating features in lasers sold to end-users; and (iv) to certify and label each laser sold to an end-user as belonging to one of four classes based on the level of radiation from the laser that is accessible to users. Various warning labels must be affixed and specific protective devices installed, depending on the class of the product. The Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements.

     Foreign sales of the Company's medical laser systems are subject, in each case, to clearance by the FDA for export to the recipient country or notification to the FDA based on approval of the applicable foreign ministry or health offices. Regulatory requirements vary by country. Our OptiVision meets all electrical requirements for worldwide distribution. However, our EX-308 dermatology laser has never been tested for electrical safety.


The regulatory status for our products follows:



Application                             Product                   Regulatory Status              Manufacturer

Psoriasis                               EX 308                    510k cleared                   A & A Medical(1)

Vitiligo                                Ex-308                    510k pending                   A & A Medical

Incision/excision                       OptiVision                510k cleared                   Premier
Around eye

Anterior capsulotomy                    OptiVision                510k cleared                   Premier

Cataract lens emulsification            OptiVision                510k pending                   Premier(2)

Glaucoma                                OptiVision                In clinical trials             Premier(2)

Presbyopia                              OptiVision                In clinical trials             Premier(2)


(1) Under agreement with the Company signed in January 2001, however A&A Medical is not currently manufacturing or selling the EX-308.

(2) Per an acquisition from Premier Laser Systems (see description in "Description of Business").


     Our objectives are focused toward domination of the presbyopia reversal market. We plan to pursue rapid FDA clearance for our presbyopia product by conducting well controlled and documented clinical trials worldwide. We hope to receive the first FDA clearance for this procedure. In the interim, we plan to develop our international distribution force and sell the presbyopia system internationally in those large countries where our lasers have already obtained regulatory clearance. If and when A & A Medical begins to manufacture and distribute the psoriasis product, this will potentially add to our financial performance.

     We will continue to evaluate acquisitions in the refractive niche, which may speed the growth of our revenues and profits. As our presbyopia business becomes self-supporting, we intend to sell our profitable laser center businesses and focus on the medical device segment of the market.

Costs and Effects of Compliance with Environmental Laws

     We comply with all applicable federal, state, and local environmental laws and regulations, none of which we believe have a material effect on our operations and business.

Reports to Security Holders

     We file annual and quarterly reports with the Securities and Exchange Commission (SEC). In addition, we file additional reports for matters such as material developments or changes within the Company, changes in beneficial ownership of officers and director, or significant shareholders. These filings are a matter of public record and any person may read and copy any materials filed with the SEC at the SEC's public reference room at 560 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and other information statements, and other information regarding issuers that file electronically with the SEC which internet site can be found at http://www.sec.gov. Our internet web site can be found at www.surgilight.com.

Employees

     We have thirteen (13) full-time employees, all of which are located in Florida. We also hire, from time-to-time, part-time employees for system assembly tasks and consultants on a contract basis for regulatory clinical trials, accounting and system maintenance. None of our employees is represented by a labor union. We believe we have a good working relationship with our employees.


Manufacturing

     For the Eximer laser, we design or acquire the laser system, electronic boards and system control assemblies, and software used in our products. We are not dependent on any major suppliers except that GAM is currently the Company's sole source for the laser head for the EX-308. We have found Lambda Physics (Germany) as a second source for the laser heads needed in EX-308 in case GAM cannot meet our market demands. For the OptiVision, we currently have at least 150 finished lasers which should satisfy our next 24-36 months of expected market demand. In addition we have the majority of components to complete an additional 200 laser systems in inventory. The Company may sell some of these components to acquirers of Premier ER:Yag technologies for fields of use outside ophthalmology.

     In December 2000, we signed an Agreement with A & A Medical, whereby A & A Medical will manufacture the EX-308 excimer laser used in the phototherapy treatment of psoriasis. A & A Medical is a vertically integrated medical device manufacturer that is an ISO and GMP compliant medical device manufacturer of private label disposable and capital equipment. A&A Medical to date has not begun manufacturing or selling the EX-308.

Backlog

     As of December 31, 2001, we had no significant backlog of orders.

Recent Developments

     On June 30, 2000, we entered into a Convertible Debenture Purchase Agreement with GEM Global Yield Fund Limited for the purchase of a convertible debenture in the principal amount of Three Million Dollars ($3,000,000) (the GEM Debenture). The GEM Debenture accrues interest at the rate of three percent per annum and matures on November 8, 2003. The GEM Debenture is convertible at any time prior to maturity into shares of our common stock, subject to certain limitations set forth in the GEM Convertible Debenture Purchase Agreement and the GEM Debenture.

     As partial consideration for this financing, we also issued to Investor warrants to purchase up to 92,172 shares of our common stock at an exercise price of $7.50 per share, and warrants to purchase up to 200,000 shares of our common stock at an exercise price of $.01 per share (the GEM Warrants). On February 12, 2002 we filed a registration statement on Form SB-2 with respect to the shares of our common Stock underlying the GEM Debenture and GEM Warrants.

     On February 13, 2002, we entered into a convertible debenture purchase agreements with Knobbe, Marten, Olsen & Bear, L.L.P. for the purchase of a convertible debenture in the principal amount of Six Hundred and Ten Thousand Dollars ($610,000); GAM Laser, Inc. for the purchase of a convertible debenture in the principal amount of Seventy Five Thousand Dollars ($75,000), and McClane Tessitore for the purchase of a convertible debenture in the principal amount of Seventy Three Thousand Five Hundred Dollars ($73,500). None of these debentures accrues any interest and each matures on December 31, 2002. As of December 31,2001 our accounts payable were reduced to reflect this transaction. Each of these debentures is convertible at any time prior to maturity into shares of our common stock. On February 14, 2002 we filed a registration statement on Form SB-2 with respect to the shares of our common stock underlying these debentures.

     In March 2002, we entered into a binding letter of intent to sell the assets and associated liabilities of its approximately 20-excimer laser systems including a royalty income stream from the International Laser Eye Centers
(LEC). The LEC's are located in China, Egypt and Vietnam. The purchaser, Orlando-based Tao Enterprises, is paying $332,000 for the assets, with up to an additional $50,000 to be based on clinic revenues.

     In March 2002 the Company founder and former CEO J.T. Lin, Ph.D. resigned as a director and has signed a three-year irrevocable voting trust agreement wherein he will vote 19 percent of Company shares, with outside directors voting his remaining shares. Dr. Lin also has signed a three-year employment contract in which he will continue as Director of Business and Technology Development, responsible for R&D, as well as expanding the international distributor network. This employment contract lowers the Royalty Rate on net revenues of presbyopia products, and services resulting from Patents invented by Dr. Lin from 15% to 2.5%. Dr. Lin also serves as a beneficial owner of Tao Enterprises.

Item 2. Properties

Facilities

     We lease our headquarters space of approximately 4,200 square feet, at 12001 Science Drive, Suite 140, Orlando, FL 32826. It is a five-year lease starting January 2000, with a monthly rental fee of approximately $6,000. We also have leased approximately 800 square feet of public storage, air-conditioned space for OptiVision inventory with a monthly rental fee of approximately $800.

     We currently operate one Laser Vision Correction Center and four Mobile Cosmetic Laser Centers in Florida. The Plantation Laser Eye Center has leased space of approximately 5,200 square feet at 7900 Peters Road, Suite B-101, Plantation, Florida, and has a three-year term expiring on December 31, 2003. The total monthly rental fee for the Plantation office is about $5000. We have facility insurance of approximately $540,000 for the excimer laser and other equipment at the Plantation Center. For the mobile cosmetic lasers, we lease vans that deliver the lasers to the clinic locations. We believe that all of this equipment and facilities are adequately insured. This year we paid approximately 25% of the Asian International Laser Centers' gross income to the distributors for their maintenance and management services for the Centers. There is no insurance for systems in the Laser Centers outside the U.S., which have now been sold.

Item 3. Legal Proceedings


     Advanced American Medical Laser Services, Inc. ("Advanced") and Paul Miano ("Miano") filed a lawsuit against us on September 26, 2001, in the Broward county which was later moved to Orange county alleging breach of contract for our alleged failure to provide to pay up to $1,000,000 of working capital. The Company and its counsel believe that this lawsuit is without merit and immaterial, and we are vigorously defending against this claim.

Item 4.  Submission of Matters to a Vote of Security Holders

     In July 2001, the shareholders approved the members of the Board of Directors and the Company's auditors.

     In November 2001, shareholders approved our reincorporation from a Delaware corporation into a Florida corporation through a merger with our wholly owned Florida subsidiary. The merger was completed on February 11, 2002, at which time we became a Florida corporation.

     In November 2001, the shareholders also approved the subsidiary's 2001 Stock Option Plan.

                                     PART II

Item 5. Market for the Issuer's Common Stock and Related Security Holders
        Matters

           The following chart sets forth the high and low closing price for the common Stock as quoted on OTCBB during the indicated periods. All prices have been adjusted for 2 for 1 forward split effective On January 27, 2000.


             Common Stock                 High                       Low

                 1999

             4th quarter                $11.000                    $2.250

                 2000

             1st quarter                 25.500                    10.500
             2nd quarter                 10.375                     5.750
             3rd quarter                 10.625                     5.750
             4th quarter                 10.125                     1.938

                 2001

             1st quarter                 4.000                      1.000
             2nd quarter                 2.220                      .9375
             3rd quarter                 1.620                      .2000
             4th quarter                 .5500                      .2200

     Our common stock started to trade on OTCBB on November 1, 1999, and was split two for one on January 27, 2000. These quotations represent prices between dealers and do not include retail mark up, mark down, or commission and may not necessarily represent actual transactions. As of December 31, 2001, approximately 27,883,713 shares of our common stock and 200,000 warrants, respectively were outstanding, and, as far as we can determine, were held of record by approximately 1,300 persons, including significant amounts of stock held in street name.

     We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations


     In our Management's Discussion and Analysis of the Financial Condition and Results of Operations we reviewed our past performance and, where appropriate, stated our expectations about the future activities in forward -looking statements. Our future results may differ from our expectations.

     Revenues - Our consolidated net revenues for the three months ended December 31, 2001 (2001 Quarter) increased by 388% to $1,185,625 from $242,835 for the three months ended December 31, 2000 (2000 Quarter) and decreased less than 1% to $3,149,976 for the year ended December 31,2001 (2001 Year) from $3,263,835 for the year ended December 31,2000 (2000 Year). The increase in revenue for the 4th 2001 Quarter is attributable to clinical sales of the OptiVision Laser.

     Cost of Revenues - Our consolidated cost of revenues decreased 31% to $644,297 for the 2001 Year as compared to $933,383 for the 2000 Year. This decrease in cost of revenues is attributable to the change in product mix. Gross margins for the OptiVision laser, sold during the later portion of the 2001 year, are significantly higher then those of the excimer laser, primarily sold durning the 2000 Year.

     Advertising and Selling Expenses - Our consolidated advertising and selling expenses increased to $136,728 for the 2001 Year as compared to $83,092 for the 2000 Year. It is anticipated that these expenses will continue to increase as the Company attends additional tradeshows, revises its literature to reflect results from the increased clinical activity, and begins to sell additional units for use in clinical trails.

     Professional Fees - Our consolidated professional fees expense increased to $1,256,412 for the 2001 Year as compared to $112,508 for the 2000 Year. These increases are attributable to increased litigation expense primarily associated with the Presby Corp. lawsuit. This case was settled in December 2001 and therefore the associated expenses have ceased.

     Salaries & Benefits - Our consolidated salaries and benefits expense increased to $958,034 for the 2001 Year as compared to $531,226 for the 2000 Year. These increases are attributable to contract labor associated with the increased clinical trial activity.

     Depreciation and Amortization - Our consolidated depreciation and amortization expense increased to $1,401,228 for the 2001 Year as compared to $308,267 for the 2000 Year. The increase in depreciation was approximately $927,471, which included $761,141 reflecting a revaluation of the useful life for our International Laser Equipment from 7 years to 3 years. The increase in Amortization was approximately $165,490 of which there was a decrease of $21,105, which reflects the change in the useful life of our Patents.

     Administrative and Other Expenses - Our consolidated administrative and other expenses decreased to $1,285,035 for the 2001 Year as compared to $1,501,829 for the 2000 Year. These expenses decreased through better management, including purchasing laser equipment instead of rental equipment, and reduction in utility, office supplies, travel and entertainment expenses. These are offset by an increase in our Board Member compensation. We also re-evaluated the method of applying repair and maintenance, transferring these expenses into cost of goods sold.

     Total Selling, General and Administrative Expenses - These consolidated expense increased to $5,037,437 for the 2001 Year as compared to $2,536,922 for the 2000 Year. The increase is primarily attributable to the increased costs relating to our current litigation as well as depreciation and amortization offset by the decrease in other administrative expenses.

     Interest Expense - Our consolidated interest expense increased to $168,590 for the 2001 Year as compared to $28,672 interest income for the 2000 Year. The increase in interest expense results from additional laser purchases for the laser center business and a $500,000 line of credit from Merrill Lynch.

     Net Loss Our consolidated net loss increased to $2,681,211 or per share $0.12 for the 2001 Year as compared to a net loss of $192,008 or $0.01 per share during the 2000 Year. It is important to note that the entire loss for the 2001 period may be attributed to litigation expense and non-cash items such as depreciation and amortization, i.e. the cash operations of the company were substantially break-even.

Liquidity and Capital Resources

     As of December 31, 2001, we had unrestricted cash and cash equivalents of $438,072 and a working capital surplus of approximately $460,434 as compared to $1,773,701 of unrestricted cash and cash equivalents and working capital surplus of approximately $4.3 million at December 31, 2000. The decrease in our cash can be primarily attributed to payments to reduce the amount owed to Premier Laser Systems Inc., and the increase in litigation expenses. The decrease in the working capital working surplus is primarily attributable to the movement of certain OptiVision inventory to other assets to reflect the anticipated sales over the next 36 months.

     The decrease in Property and Equipment to $1,107,749 at December 31, 2001, from $1,845,257 at December 31, 2000, primarily reflects the revaluation of the International Laser Equipment's useful life from 7 years to 3 years.

     Accounts payable decreased to $1,403,175 at December 31,2001 as compared to $2,520,707 at December 31, 2000, primarily as a result of payments to Premier Laser Systems as well as conversation of certain accounts payable to convertible debentures.

     Other current liabilities increased to $2,660,710 at December 31, 2001, from $2,568,378 at December 31, 2000, primarily due to an increase in deposits from our international distributors offset by payments paid to Premier.

     SurgiLight anticipates that its current cash, cash equivalents, as well as anticipated cash flows from operations and additional capital contributions from debt and equity financing will be sufficient to meet its working capital needs for the next 12 months.

     Our future capital requirements will depend on many factors, the scope and results of pre-clinical studies and clinical trials, the cost and timing of regulatory approvals, research and development activities, establishment of manufacturing capacity and the establishment of the marketing and sales organizations and other relationships, acquisitions or divestitures, which may either involve cash infusions or require additional cash.

     We are seeking additional sources of financing, which may include short-term debt, long-term debt or equity. However there is no assurance that the Company will be successful in raising additional capital. Our ability to meet our working capital needs will be dependent on our ability to sign additional distribution and licensing arrangements, achieve a positive cash flow from operations, and achieve and sustain profitable operations

Risks and Uncertainties

     The Private Securities Litigation Reform Act of 1995 provides a `safe harbor' for forward-looking statements. This report (as well as information included in oral statement or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements related to anticipated future revenues of the Company, success of current product offerings, ongoing clinical trials, expectation in litigation, and success of future debt or equity offerings. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.


Item 7. Financial Statements

                        Consolidated Financial Statements


                                SURGILIGHT, INC.


                           December 31, 2001 and 2000

                                SURGILIGHT, INC.

                                Table of Contents




Independent Auditors' Report...............................................1

Consolidated Balance Sheets................................................2

Consolidated Statements of Operations......................................3

Consolidated Statements of Cash Flows......................................4

Consolidated Statements of Stockholder's Equity............................5

Notes to Consolidated Financial Statements.................................6

                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors and Stockholders of SurgiLight, Inc.

We have audited the accompanying consolidated balance sheets of SurgiLight, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SurgiLight, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, respectively, in conformity with accounting principles generally accepted in the United States of America.


/s/  Parks, Tschopp, Whitcomb & Orr, P.A.


March 19, 2002
Maitland, Florida



                                SURGILIGHT, INC.

                                 Balance Sheets

                           December 31, 2001 and 2000

                                     Assets
                                                                                         2001                     2000
                                                                                   -----------------        -----------------
Current assets:
      Cash                                                                                $ 438,072                1,773,701
      Accounts receivable, less allowances for doubtful accounts
         of $133,000 and $90,000                                                            302,691                  533,156
      Inventories (note 5)                                                                2,004,139                4,329,599
      Notes receivable (note 6)                                                             105,000                  246,000
      Other current assets                                                                  271,242                        -
                                                                                   -----------------        -----------------

            Total current assets                                                          3,121,144                6,882,456

Property and equipment, net of accumulated depreciation
      of $1,940,488 and $704,445 (note 7)                                                 1,107,749                1,845,257

Other assets:
      Inventories (note 5)                                                                4,014,296                        -
      Deposit                                                                                     -                   84,866
      Intangible assets, net of accumulated amortization
         of $282,446 and $84,226  (note 4)                                                  704,125                  730,305
      Investment in subsidiary                                                                    -                    5,000
                                                                                   -----------------        -----------------

            Total assets                                                                 $8,947,314               $9,547,884
                                                                                   =================        =================

                      Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued expenses                                              $1,403,175               $2,520,707
      Customer deposits                                                                     438,333                        -
      Current portion of long-term debt (note 8)                                            819,202                   47,671
                                                                                   -----------------        -----------------

            Total current liabilities                                                     2,660,710                2,568,378

Long-term debt less current installments (note 8)                                            96,241                  115,111
                                                                                   -----------------        -----------------

            Total liabilities                                                             2,756,951                2,683,489

Convertible debentures (note 8)                                                           2,477,666                2,688,880

Stockholders' equity:
      Common stock, $0.0001 par value; 30,000,000 shares
         authorized; 27,883,713 and 21,579,419 issued and outstanding                         2,789                    2,158
      Preferred stock, $0.0001 par value; 5,000,000 shares
         authorized; 62,000 issued and outstanding                                                7                        -
      Additional paid in capital                                                          9,020,420                6,772,378
      Treasury stock, 46,135 and 43,135 shares at cost                                     (202,111)                (196,824)
      Accumulated deficit                                                                (5,083,408)              (2,402,197)
                                                                                   -----------------        -----------------

            Total stockholders' equity                                                    3,737,697                4,175,515
                                                                                   -----------------        -----------------

            Total liabilities and stockholders' equity                                   $8,972,314                9,547,884
                                                                                   =================        =================

See accompanying notes to financial statements.



                                SURGILIGHT, INC.

                            Statements of Operations

                     Years Ended December 31, 2001 and 2000

                                                                                                 2001                  2000
                                                                                           -----------------      ---------------

Revenue:
     Sales and lease equipment                                                                  $ 1,024,400            1,064,413
     Surgical center fees                                                                         2,045,868            2,094,018
     Other                                                                                           79,708              105,404
                                                                                           -----------------      ---------------
                                                                                                  3,149,976            3,263,835

Cost of Sales                                                                                       644,297              933,383
                                                                                           -----------------      ---------------

               Gross profit                                                                       2,505,679            2,330,452

General and administrative expenses:
     Salaries and Benefits                                                                          958,034              531,226
     Advertising and Selling                                                                        136,728               83,092
     Administrative Other                                                                         1,285,035            1,501,829
     Professional fees                                                                            1,256,412              112,508
     Depreciation                                                                                 1,214,905              287,434
     Amortization                                                                                   186,323               20,833
                                                                                           -----------------      ---------------
                                                                                                  5,037,437            2,536,922

               Operating income (loss)                                                           (2,531,758)            (206,470)

Other income/expenses
     Interest income                                                                                 19,137               43,134
     Interest expense                                                                              (168,590)             (28,672)
                                                                                           -----------------      ---------------

               Net income (loss) before income taxes                                             (2,681,211)            (192,008)

     Income tax expense (note 9)                                                                          -                    -
                                                                                           -----------------      ---------------

               Net income (loss)                                                               $ (2,681,211)            (192,008)
                                                                                           =================      ===============

     Net income (loss) per share:
               Basic                                                                                  (0.12)               (0.01)
                                                                                           =================      ===============

               Diluted                                                                                (0.12)               (0.01)
                                                                                           =================      ===============

     Weighted average number of shares outstanding                                               23,155,492           21,596,890
                                                                                           =================      ===============


See accompanying notes to financial statements.



                                SURGILIGHT, INC.

                            Statements of Cash Flows

                     Years ended December 31, 2001 and 2000

                                                                                         2001                  2000
                                                                                   -----------------      ----------------
Cash flows from operating activities:
     Net income (loss)                                                                 $ (2,681,211)             (192,008)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
         Depreciation                                                                     1,214,905               287,434
         Amortization                                                                       186,323                20,833
         Gain on disposal of equipment                                                      (22,428)                    -
         Stock issued for services                                                           47,000                     -
     Increase (decrease) in assets and liabilities, net
       of business acquisitions and dispositions
         Receivables                                                                        205,465              (185,480)
         Inventories                                                                       (491,234)           (3,492,110)
         Other assets                                                                      (271,242)             (478,880)
         Deposits                                                                            84,866               (57,500)
         Accounts payable                                                                  (575,746)            2,189,189
         Customer deposits                                                                  438,333                     -
                                                                                   -----------------      ----------------

              Net cash used in operating activities                                      (1,864,969)           (1,908,522)
                                                                                   -----------------      ----------------

Cash flows from investing activities:
     Notes receivable                                                                       141,000              (246,000)
     Purchases of equipment                                                                (454,969)             (519,065)
     Payments for patents                                                                   (30,000)                    -
                                                                                   -----------------      ----------------

              Net cash used in investing activities                                        (343,969)             (765,065)
                                                                                   -----------------      ----------------

Cash flows from financing activities:
     Proceeds from long-term debt                                                           847,651                15,361
     Repayment of long-term debt                                                            (94,990)             (154,843)
     Loans from shareholders                                                                      -               (26,000)
     Proceeds from sale of stock                                                            125,935             1,232,000
     Purchase of treasury stock                                                              (5,287)             (196,824)
     Proceeds from sale of debenture                                                              -             3,000,000
                                                                                   -----------------      ----------------

              Net cash provided by financing activities                                     873,309             3,869,694
                                                                                   -----------------      ----------------

Net increase (decrease) in cash                                                          (1,335,629)            1,196,107

Cash, beginning of year                                                                   1,773,701               577,594
                                                                                   -----------------      ----------------

Cash, end of year                                                                           438,072             1,773,701
                                                                                   =================      ================

Cash paid during the year for interest                                                    $ 107,109                33,323
                                                                                   =================      ================

Noncash financing activities and supplemental information:
     During the years ended December 31, 2001 and 2000, $753,000 and $311,120, respectively, of debentures were converted into shares of the Company's common stock.




See accompanying notes to financial statements.



                                SURGILIGHT, INC.

                       Statements of Stockholders' Equity

                     Years ended December 31, 2001 and 2000

                                                                       Additional                                          Total
                                      Common Stock    Preferred Stock   Paid-In    Treasury   Deferred    Accumulated  Stockholders'
                                --------------------  ---------------  -----------
                                  Shares     Amount    Shares  Amount   Capital     Stock    Compensation   Deficit        Equity
                                ---------- ---------  -------- ------  ----------- --------- ------------------------- -------------

Balances at December 31, 1999   22,800,000   $ 2,280         -      -    5,109,136         -           -  (2,210,189)  2,901,227


Sale of common stock
 - private placement               110,000        11         -      -    1,231,989         -           -           -   1,232,000
Sale of interest in AMTI                 -         -         -      -            -   (50,000)          -           -     (50,000)
Sale of interest in EMX                  -         -         -      -            -   (30,000)          -           -     (30,000)
Cancellation of treasury
 shares                         (1,420,000)     (142)        -      -      (79,858)   80,000           -           -           -
Purchase of common stock                 -         -         -      -            -  (196,824)          -           -    (196,824)
Common stock returned and
 cancelled                         (26,000)       (2)        -      -            2         -           -           -           -
Repurchase of interest in AMTI      26,000         2         -      -      199,998         -           -           -     200,000
Net loss                                 -         -         -      -            -         -           -    (192,008)   (192,008)
Conversion of debenture             89,419         9         -      -      311,111         -           -           -     311,120
                                ----------  --------    ------   ----   ----------  ---------  ---------  ----------- -----------

Balances at December 31, 2000   21,579,419   $ 2,158         -      -    6,772,378  (196,824)          -  (2,402,197)  4,175,515
                                ==========  ========    ======   ====   ==========  =========  =========  =========== ===========

Stock issued for services          192,833        20         -      -       46,980         -           -           -      47,000
Sale of common stock
 - private placement                50,880         5         -      -       32,929         -           -           -      32,934
Sale of preferred stock
 - private placement                     -         -    62,000      7       92,994         -           -           -      93,001
Conversion of debentures         2,055,289       205         -      -      770,663         -           -           -     770,868
Purchase of common stock                 -         -         -      -            -    (5,287)          -           -      (5,287)
Escrow common stock subscribed   4,005,292       401                          (401)        -           -           -           -
Accrued stock compensation               -         -         -      -            -         -   1,304,476           -   1,304,476
Net loss                                 -         -         -      -            -         -           -  (2,681,211) (2,681,211)
                                ----------  --------    ------   ----   ----------  ---------  ---------  ----------- -----------

Balances at December 31, 2001   27,883,713   $ 2,789    62,000      7    7,715,543  (202,111)  1,304,476  (5,083,408)  3,737,296
                                ==========  ========    ======   ====   ==========  =========  =========  =========== ===========



See accompanying notes to financial statements.

                                SURGILIGHT, INC.

                          Notes to Financial Statements

                           December 31, 2001 and 2000



(1) Organization and Summary of Significant Accounting Policies

     (a) Organization

     SurgiLight, Inc. (SLI or the Company) and its wholly-owned subsidiaries, Advanced Medical Laser Services, Inc. (AMLI) and EMX, Inc. develop, manufacturer and sell ophthalmic lasers and related products primarily for use in photorefractive keratectomy (PRK) and laser in-situkeratomileusis (LASIK) procedures. The Company also operates a laser vision correction center in Plantation, Florida.

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

                                SURGILIGHT, INC.

                          Notes to Financial Statements



(1) Organization and Summary of Significant Accounting Policies - (Continued)
    -------------------------------------------------------------------------

     (d) Cash and Cash Equivalents

     For financial reporting purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

     (e) Credit Risks

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

     Changes in the allowance for doubtful accounts for the years ended December 31, are as follows:

                                                 2001                 2000
                                          -----------------    -----------------

 Balance at beginning of year                  $  90,000             $  5,000
 Provision for credit losses                     164,938              154,000
 Charge offs                                    (121,938)             (69,000)
                                          -----------------    -----------------

 Balance at end of year                        $ 133,000             $ 90,000
                                          =================    =================

     (f) Income Taxes

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

     (g) Inventory

     Inventory, which consists primarily of laser systems parts and components, is stated at the lower of cost or market. Cost is determined using the first-in first-out method.

                                SURGILIGHT, INC.

                          Notes to Financial Statements



(1) Organization and Summary of Significant Accounting Policies - (Continued)
    -------------------------------------------------------------------------

     (h) Property and Equipment

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

     (i) Intangible Assets

     Intangible assets consist of goodwill, patents and deferred loan costs. Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over estimated useful lives up to 20 years. Management evaluates the carrying value of goodwill using projected future undiscounted operating cash flows of the acquired businesses. Patents consist of the cost of acquiring certain technologies and are amortized over 5 years. Deferred loan costs are amortized over the life of the loan using the effective interest method. During 2001, the Company paid $30,000 to acquire patents.

     (j) Research and Development

     Research and development costs are charged to operations in the year incurred. The cost of certain equipment used in research and development activities, which have alternative uses, is capitalized as equipment and depreciated using the straight-line method over the estimated lives (five to seven years) of the assets.

     (k) Product Warranty Costs

     Estimated future warranty obligations related to the Company's products, typically for a period of one year, are provided by charges to operations in the period in which the related revenue is recognized.

     (l) Extended Service Contracts

     The Company sells product service contracts covering periods beyond the initial warranty period. Revenues from the sale of such contracts are deferred and amortized on a straight-line basis over the life of the contracts. Service contract costs are charged to operations as incurred.

                                SURGILIGHT, INC.

                          Notes to Financial Statements



(1) Organization and Summary of Significant Accounting Policies - (Continued)
    -------------------------------------------------------------------------

     (m) Revenue Recognition

     The Company recognizes revenue from the sale of its products in the period that the products are shipped to its customers, title is transferred to the customer, and the right of return no longer exists. Any payments received by the customer prior to these events occurring are classified as customer deposits in the accompanying balance sheet.

     Surgical center fees are recognized as revenue as the surgery center performs procedures.

     Service revenues from consulting clients are recognized in the period that the services are provided.

     (n) Cost of Revenues

     Cost of revenues consists of product cost and cost of services. Product cost relates to the cost from the sale of its product in the period that the products are shipped to the customers.

     Cost of services consists of the costs related to servicing consulting clients, managing an ophthalmic practice and an ambulatory surgery center.

     (o) Earnings (Loss) per Share

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

     (p) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
         -----------------------------------------------------------------------

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be

                                SURGILIGHT, INC.

                          Notes to Financial Statements



(1)  Organization and Summary of Significant Accounting Policies - (Continued)

     (p) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
         -----------------------------------------------------------------------
         (Continued)

     recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (q) Stock Option Plans

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

     (r) Comprehensive Income

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

     (s) Operating Segments

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

                                SURGILIGHT, INC.

                          Notes to Financial Statements


(1) Organization and Summary of Significant Accounting Policies - (Continued)

     (t) Foreign Currency Translations

     Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than U.S. dollars are included in the results of operations as incurred.

     (u) Treasury Stock

     In 2001, the Board of Directors authorized the repurchase on the open market, at management's direction, of up to 100,000 shares of the Company's stock during any one year. The Company's repurchase of shares of common stock are recorded as "Treasury Stock" and result in a reduction of "Stockholder's Equity."

     (v) Advertising

     Advertising costs are expensed as incurred and amounted to $136,728 and $83,092 for the years ended December 31, 2001 and 2000, respectively.


(2)  Acquisitions and Dispositions

     Premier Laser Systems

     In October 2000, the Company acquired the inventory and technology of a corporation known as Premier Laser Systems. The inventory consisted of work in process and finished goods laser systems. The purchase price, including legal fees of $20,000, was $3,745,000 and was allocated as follows:
     $3,400,000 to inventory, $345,000 to intangible assets consisting of technology, patents and FDA approval. In December 2001, the Company agreed to acquire additional inventory for $1,700,000 consisting of $350,000 in cash and $1,350,000 in the Company's common stock. The $350,000 is included in accounts payable and the $1,350,000 is included in deferred compensation in the accompanying balance sheet. Both are due to be paid by the second quarter of 2002.

     AMLI

     In March 1999, the Company acquired 100% of the stock of Advanced Medical Laser Services, Inc. (AMLI) in exchange for 2,360,000 shares (post split) of the Company's common stock. The value of the acquisition was $93,511.

                                SURGILIGHT, INC.

                          Notes to Financial Statements


(2)  Acquisitions and Dispositions (Continued)

     AMLI (Continued)

     Effective January 1, 2000, SurgiLight sold a 55% interest in the net assets of AMLI in exchange for 1,260,000 shares of the Company's common stock. The shares were subsequently cancelled. In the third quarter, the Company entered into an agreement to reacquire the remaining 55% interest in AMLI in exchange for 26,000 shares of common stock. At the date of purchase, the fair value of the stock issued in connection with this transaction amounted to $200,000.

     EMX

     In March 1999, the Company acquired 100% of the stock of EMX, Inc. in exchange for 230,000 shares (post split) of the Company's common stock. The value of the acquisition was $22,667. The acquisition was accounted for using the purchase method. Accordingly, EMX's results of operations are included in the Company's consolidated financial statements subsequent to the acquisition date.

     Effective January 1, 2000, SurgiLight sold an 85% interest in the net assets of EMX, which were valued at $30,000, in exchange for 120,000 shares of the Company's common stock. There was no gain or loss recorded with respect to this transaction. The acquired shares were subsequently cancelled. As of December 31, 2000, the Company retained a 15% ownership interest in EMX.

     Photon Data, Inc.

     In February 1999, the Company acquired 100% of the stock of Photon Data, Inc. (PDI) in exchange for 8,145,000 shares of the Company's common stock. The value of the acquisition was $194,470. Photon Data, Inc. owned and operated the laser vision correction center located in Plantation, Florida. The acquisition was accounted for using the purchase method. Accordingly, Photon Data's results of operations are included in the Company's consolidated financial statements subsequent to the acquisition date.


(3)  Common Stock

     During 2001, the Company issued 192,833 shares of common stock in exchange for legal services valued at $47,000. The value was determined based on the value of the services performed.

                                SURGILIGHT, INC.

                          Notes to Financial Statements


(4)  Intangible Assets

     Intangible assets consist of the following at December 31,


                                             2001                 2000
                                     -----------------    -----------------

Goodwill                                    $685,691            $543,651
Patents                                      180,000             150,000
Loan cost                                    120,880             120,880
                                     -----------------    -----------------

                                             986,571             814,531
Less: accumulated depreciation              (282,446)            (84,226)
                                     -----------------    -----------------
                                            $704,125            $730,305
                                     =================    =================


(5)  Inventories

     The components of inventories at December 31, 2001 and 2000 are summarized as follows:

                                            2001                 2000
                                   -----------------    -----------------

Raw materials                           $  1,553,766           1,167,599
Work in progress                             310,000             550,000
Finished goods                             4,154,669           2,567,000
                                    -----------------   -----------------

                                        $  6,018,435           4,329,599
                                     =================  =================


     Management has reclassified approximately $4,014,296 of certain OptiVision inventory to other assets to reflect anticipated sales over the next 36 months.

                                SURGILIGHT, INC.

                          Notes to Financial Statements


(6)  Notes Receivable

     At December 31, 2001 and 2000 notes receivable consists of the following:


                                                                                     2001                   2000
                                                                              -----------------      ----------------
     Two notes receivable from an individual with interest at 14% and due March
     20, 2001. The two notes are collateralized by 60,000 shares of Company stock held by the Company.
                                                                                     $ 80,000               140,000

     Unsecured note receivable from an employee with interest at 14%, payable at
     $8,000 per month through October 2000.
                                                                                         -                   40,000

     Unsecured note receivable with interest at 10%, payable at $1,000 per month, with entire balance payable no later than August 31, 2002.
                                                                                        -                    10,000

     Note  receivable from an individual with interest at 10% and due March
     25, 2001.                                                                          -                    56,000

     Note  receivable  from an individual with interest at 10% and due June
     20, 2002.                                                                         25,000                 -
                                                                             -----------------      ----------------

                       Total                                                        $ 105,000               246,000
                                                                             =================      ================



                                SURGILIGHT, INC.

                          Notes to Financial Statements


(7)  Property and Equipment

     Property and equipment at December 31, are as follows:

                                                        Estimated
                                                      Useful Lives                2001                   2000
                                                                           -------------------     ------------------

Laser equipment in remote locations                         3                     $1,819,425             1,819,225
Laser equipment                                             7                        878,443               429,190
Furniture and equipment                                     7                        116,664               105,966
Laboratory equipment                                        7                        155,956               151,118
Vehicles                                                    5                         77,749                44,203
                                                                           -------------------     ------------------
                                                                                   3,048,237             2,549,702
                                                                                  (1,940,488)             (704,445)
                                                                           -------------------     ------------------
                                                                                  $1,107,749             1,845,257
                                                                           ===================     ==================



     Depreciation expense amounts to $1,214,905 and $287,434 for the years ended December 31, 2001 and 2000, respectively.

                                SURGILIGHT, INC.

                          Notes to Financial Statements


(8)  Notes Payable and Convertible Debenture

     Notes payable consist of the following at December 31,:

                                                                                                 2001               2000
                                                                                            ----------------   --------------
    Notes payable to finance company, due in monthly installments of $838 including interest at 13% through December 2003. Collateralized by vehicles with a net
        book value of $77,749.                                                                 $ 30,678             13,347

    Notes payable to equipment finance company, due in monthly installments of
        $1,555 including interest at 8.3% through January 2003. Collateralized by laser equipment with a net book value of $37,100.
                                                                                                 21,019             39,597

    Notes payable to equipment finance company, due in monthly installments of
        $2,788, including interest at 6.2% through 2004. Collateralized by laser equipment with a net book value of $69,679
                                                                                                 92,427            109,838

    Notes payable to equipment finance company, due in monthly installments of
        $1,404, including interest at 11.8% through January 2004. Collateralized by laser equipment with a net book value of $29,526.
                                                                                                 30,988              -

    Notes payable to investment bank. Interest payable monthly at a variable rate of 30-day commercial paper plus 3.15% (4.937 at December 31, 2001).
        Due on March 31, 2002. Collateralized by all assets.
                                                                                                500,000              -

    Notes payable to Equipment Finance Company, due in monthly installments of
        $5,057 including interest at 11.5% through April 2004. Collateralized by laser equipment with a net book value of $132,871.
                                                                                                123,650              -

    Notes payable to Equipment Finance Company, due in monthly installments of
        $4,382, including interest at 15.8% through December 2004.
        Collateralized by laser equipment with a net book value of $116,584.
                                                                                                116,681              -
                                                                                        ----------------       ------------

    Total long-term debt                                                                        915,443            162,782

    Less current portion                                                                       (819,202)           (47,671)
                                                                                        ----------------      -------------

    Long-term debt, less current portion                                                       $ 96,241            115,111
                                                                                        ================      =============


                                SURGILIGHT, INC.

                          Notes to Financial Statements



(8)  Notes Payable and Convertible Debenture (Continued)


     Aggregate annual maturities of long-term debt was as follows at December 31, 2001:

              2002                                              $819,202
              2003                                                61,650
              2004                                                34,591

     Convertible debentures consist of the following at December 31,


                                                                                               2001                   2000
                                                                                   -------------------     -----------------
    3%  debentures  convertible  at the  lesser of $7.50 per share or 125% of the average  bid  price  prior to  closing;  or at the  average  of the three
        lowest closing bid prices thirty days prior to conversion                         $ 1,935,799             2,688,880

    7% debentures convertible at the average closing bid price for the ten trading days prior to conversion. Maturing December 31, 2002.

                                                                                              541,867                     -
                                                                                   -------------------     -----------------


    Total convertible debentures                                                          $ 2,477,666             2,688,880
                                                                                   ===================     =================




(9)  Income Taxes

     Income tax expense (benefit) attributable to income from continuing operations differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income taxes primarily as a result of utilization of a net operating loss carryforward, and changes in the valuation allowance.

     The Company has available net operating loss carryforwards totaling approximately $4,000,000 which expire in the year 2013.

     Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these deferred tax assets may expire unused and, accordingly, has established a valuation allowance against them.


(10) Net Income Per Share

     Net income per share is based on the weighted average shares outstanding of 23,155,492 and 21,596,890 at December 31, 2001 and 2000, respectively.

                                SURGILIGHT, INC.

                          Notes to Financial Statements


(11) Geographic Information

     The following table presents the Company's revenues and long-lived assets by geographic area for the years ended December 31, 2001 and 2000. The individual countries shown generated significant revenues for at least one of the years presented:


                                                             2001                  2000
                                                      -------------------    -----------------

Geographic area:
     Revenue:
         China                                                $ 186,356               486,717
         Canada                                                 328,000
                                                                             -
         Viet Nam                                               245,098               221,300
         Iran                                                         -               252,000
         Korea                                                  215,000                42,000
         Japan                                                  245,000
                                                                              -
         United States                                        1,930,522             2,261,818
                                                      -------------------     ----------------
                                                             $3,149,976             3,263,835
                                                      ===================     ================


                                                               2001                2000
                                                        -------------------   ----------------


      Assets:
         China                                               $1,256,160             1,255,960
         Venezuela                                              190,000               190,000
         Viet Nam                                                82,065                82,065
         Egypt                                                   65,600                65,600
         Brazil                                                  50,000                50,000
         Argentina                                              110,000               110,000
         Korea                                                   65,600                65,600
                                                       ------------------     -----------------

                                                             $1,819,425             1,819,225
         Less accumulated depreciation                       (1,558,971)             (573,897)
                                                       ------------------     -----------------

         Net book value                                       $ 260,454             1,245,328
                                                       ==================     =================

All other long-lived assets are located in the United States.

                                SURGILIGHT, INC.

                          Notes to Financial Statements


(12) Commitments and Contingencies - Lease Obligations

     The Company leases office space under operating lease arrangement.

     Future minimum payments under this non-cancelable operating lease as of December 31, 2001, are approximated as follows:

        2002                                               $ 144,000
        2003                                                 146,000
        2004                                                 148,000
        2005                                                 150,000

     Rent expense during the years ended December 31, 2001 and 2000 were approximately $160,000 and $140,000, respectively.


(13) Stock Split

     In January 2000, the Company effected a 2 for 1 stock split for shareholders of record as of January 25, 2000. Accordingly, all share and per share information has been adjusted retroactively.


(14) Research and Development

     For the years ended December 31, 2001 or 2000, research and development and clinical trial costs amount to approximately $204,000 and $302,000, respectively, and have been included as general and administrative expenses in the accompanying statement of operations.

                                SURGILIGHT, INC.

                          Notes to Financial Statements


(15) Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Proacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method: the purchase method. The provisions of this statement apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

     In June 2001, the Financial Accounting Standards Board (FASB) approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company expects that the impact to 2002 net income associated with the discontinuation of the amortization of goodwill to be a pre-tax increase of approximately $35,000. The Company has not completed our initial assessment of goodwill impairment. Upon adoption of this standard, any resulting impairment charges recorded may have a material impact on our results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing the cost associated with obligations related to the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the asset's useful life. Any subsequent changes to the fair value of the liability will be expensed. The Company will be required to adopt this statement no later than January 1, 2003. Based on our initial assessment, the Company does not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

                                SURGILIGHT, INC.

                          Notes to Financial Statements


(15) Recent Accounting Pronouncements (Continued)

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with SFAS No.
     142. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The Company is required to adopt this statement no later than January 1, 2002. Based on our current assessment, the Company does not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.


(16) Commitments and Contingencies

     On December 5, 2001, the Company entered into a settlement agreement with Presby Corporation and RAS Holding Corporation regarding Presby's patent infringement lawsuit. The parties have agreed to an entry of a decree that acknowledges the validity and enforceability of Presby's patent for the treatment of Presbyopia. The Company has agreed to a one time payment to Presby. Such amount is included in accounts payable and accrued expenses in the accompanying balance sheet as of December 31, 2001. In the opinion of management, the settlement will not have a significant adverse effect on future operations of the Company. On January 31, 2002 the payment was made in accordance with the settlement agreement.

(17) Subsequent Event

     Subsequent to year end the Company entered into a binding letter of intent with an employee/shareholder to sell all remote location equipment at a sales price of $332,000. This equipment had a net book value of $260,254 at December 31, 2001.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       In January 2000, we terminated our independent accountant Rachel Siu, CPA (who performed the auditing for the Company in 1997 and 1998) and engaged Parks, Tschopp, Whitcomb and Orr, P.A. as our new principal accountant to audit our financial statements effective February 2000. There were no disagreements with our former accountant on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure. The decision to change accountants was recommended and approved by our Board of Directors.

                         PART III

Item 10. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

The table below sets forth the names of our executive officers and directors and information concerning them:

Name                                    Age         Position

Timothy J. Shea                         44          Senior Vice President, Chief Operating Officer

Rachel L. Siu, C.P.A.                   53          Chief Financial Officer (part-time)

Ming-yi Hwang, Ph.D.                    45          Vice President and Director, Research and Development

Paul J. Miano                           41          Vice President of Cosmetic Laser Centers

Richard Reffner                         55          Vice President - of Plantation Laser Center

Colette Cozean, Ph.D.1,2,4,7            44          Chairwoman, Director

Joseph Allen 4,5                        57          Vice-Chairman, Director

Lee Chow, Ph.D. 2,6                     50          Director

Robert J. Freiberg, Ph.D. 1,3,6         63          Director

Stuart E. Michelson, Ph.D. ,2,4,6       49          Director

Louis P. Valente, C.P.A. . 1,3,5        70          Director

J.S. Yuan, Ph.D. 3,7                    43          Director

1    Office of the Chief Executive
2    Audit Committee
3    Compensation Committee
4    Special Committee
5    Staggered Term Ends 2002
6    Staggered Term Ends 2003
7    Staggered Term Ends 2004

Currently, all directors of the Company are elected on an annual basis for staggered three-year terms.

Executive Officers and Employee Directors

Timothy J. Shea. Mr. Shea serves as Senior Vice President and Chief Operating Officer (COO) since January 2000. Prior to joining us, he served as a member of the Board of Directors and President of the Medical and Research & Development Divisions for Laser Analytics, Inc. in 1999. From 1995 to 1998, he served as Corporate Director of Business Development for Schwartz Electro-Optics, Inc.
(SEO). Prior to 1997, Mr. Shea was the Senior Director of the Solid State Laser Division at SEO and was responsible for product design and development, all FDA submissions, implementation of Good Manufacturing Practices, all division operations, sales and marketing activities, clinical support and authored the first Standard Operating Procedure manual. Mr. Shea has traveled worldwide teaching and lecturing on the use of lasers in medicine, laser physics, and conducting research; he has published 15 papers. Mr. Shea has approximately 20 years experience in medical devices, primarily in the medical laser field.

Rachel L. Siu,C.P.A. Mrs. Siu was appointed as part-time Chief Financial Officer in May 2000. She received her B.A. in Accounting from National Taiwan University, a Master of Business Administration from University of Central Florida and has been a self-employed Certified Public Accountant since 1985.

Ming-yi Hwang, Ph.D. Dr. Hwang has served as the Director of Research and Development for the Company since May 1998. He obtained his Ph.D. in Electrical Engineering from the UCF in 1992. He has more than 15 years experience in laser systems (hardware and software). From 1992 to 1995, he served as Director, R&D, of LaserSight, Inc. and from 1995 to 1998; he served as Research Director for Photon Data, Inc. He was one of the key people involved in the development of the Mini-Excimer, Compak-300, LaserScan-2000 for LaserSight.

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

J. T. Lin, Ph.D. Dr. Lin is the founder of the Company and served as Chairman of the Board, President and Chief Executive Officer from 1998 through July 2001, when he resigned from the positions of president and chairman due to personal reasons. In March 2002, Dr. Lin also resigned as a Director for personal reasons. Dr. Lin currently serves as Director of Business and New Technology Development. From 1994 through 1999, Dr. Lin was the founder, president, CEO and chairman of Photon Data, Inc, (PDI), which was acquired by SurgiLight, Inc. in March 1999.

Dr. Lin was also the founder of LaserSight, Inc., a Nasdaq listed company, and served as its Chairman, President and CEO from 1991 to 1994. Dr. Lin was the R&D Director of Quantum Technology, Senior Scientist at JACOR and Litton Laser Systems before he joined the Center for Research in Electro-optics and Lasers, University of Central Florida as an Associate Professor, from 1987 to 1991.

Dr Lin is the inventor of the world's first UV-solid-state laser for vision correction (1991), the world's most compact refractive excimer laser, the Mini-Excimer (1993) and the flying-spot scanning laser (1994). He also invented and pioneered IR-laser for the new procedure of Presbyopia Reversal (2000). Dr. Lin is a U.S. citizen and obtained a Ph.D. in Chemical Physics from the University of Rochester, N.Y. in 1981. He has more than 25 years experience in laser technologies and 12 years experience in marketing in Asia and Latin America. Dr. Lin has published more than 70 scientific papers and book chapters and has 5 U.S. patents granted and many others pending.

On September 3, 1998, Dr. J.T. Lin, the former CEO, President of the Company and currently the Director of New Business and New Technology Development for the Company, consented to the entry of a final judgment of permanent injunction against him and agreed to disgorge approximately $58,016 representing allegedly wrongful gains from sales of unregistered stock in LaserSight, Inc., together with prejudgment interest, and to pay to the Securities and Exchange Commission a civil penalty of $100,000. The final judgment enjoins Dr. Lin from future violations of Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, and
Section 10(b), 13(a), 13(b)(2)(B), 13(b)(5), 13(d), and 19(a) of the Securities
Exchange Act of 1934, and Rules 10b-15, 12b-20, 13a-1, 13a-13, 13b2-1, 13b2-2,
13d-2, and 16a-3 promulgated thereunder.

On November 16, 1998, Photon Data, Inc. (PDI) consented to the entry of a Consent Decree of Condemnation and Permanent Injunction filed in the United States District Court, Middle District of Florida, Orlando Division regarding devices subject to the jurisdiction of the FDA. Dr. Lin was President and a director of PDI at the time the consent decree was entered. As part of the consent decree, PDI and each director and officer of PDI was permanently restrained from introducing or delivering for introduction into interstate commerce, manufacturing, selling, or distributing in the United States any device subject to the federal Food, Drug and Cosmetic Act (FD & C Act) unless
(i) there is in effect a premarket approval, (ii) a premarket notification submission has been filed and there is a finding by the FDA of substantial equivalence, or (iii) an investigational device exemption is in effect for the device. The consent decree also restrains any officer or director of PDI from manufacturing, selling or distributing in the United States any device subject to the FD & C Act that is adulterated or misbranded under the Act.

Non-Employee Directors

Colette Cozean, Ph.D. Dr. Cozean was appointed as a Director and Chairwoman of the Board in July 2001. Dr. Cozean is currently the General Manager of EnOVision, an ophthalmic incubator company, a position she has held since 1999. She also serves as CEO of two private laser companies and as a business and regulatory consultant involved in structuring small, entrepreneurial companies with proprietary and unique technologies. She was a founder of Premier Laser Systems, Inc. and served in many capacities for that company, including Chairwoman of the Board of Directors, CEO, President, Chief Technical Officer and Director of Research from its founding (1991-1999). Premier filed for bankruptcy under Chapter 11 of the federal bankruptcy code three months following the termination of her relationship with the company in 1999. Prior to this, Dr. Cozean held various research and management positions for divisions of Pfizer, Baxter Healthcare Corporation and American Hospital Supply Company. Dr. Cozean holds numerous patents, has published many articles and book chapters, is an internationally acclaimed speaker, has received more than 100 regulatory approvals and has served as a member of the National Institutes of Health grant review committee. She has served on many boards, both private and public, including non-profit organizations, Orange County Business Register, Irvine Valley College and medical and laser related companies. She has won many awards including Orange County Entrepreneur of the Year, Westergaard Medical Publishing's Executive of the Year, Westmont College's Alumni of the Year and 1997 Popular Science Best of What's New Science and Technology for developing the first laser to cut teeth without pain. She holds a Ph.D. in biomedical engineering and an M.S. in electrical engineering from Ohio State University, a B.S. in biomedical engineering from the University of Southern California and a B.A. in physical sciences from Westmont College, as well as having taken many post-graduate courses in medical school and business school.

Joseph Allen. Mr. Allen was appointed as a Director and Vice-Chairman in July 2001. Since 1981, he has been the Chairman and CEO of Allen & Caron Inc., a privately held investor relation's agency with offices in California and New York (the company was founded as South Coast Communication Group in 1981 renamed Allen & Caron in 1996). Mr. Allen has also served on the boards of Ophthalmic Imaging Systems Inc. and Westergaard.com, neither of which was publicly traded at that time.

Lee Chow, Ph.D. Dr. Chow was appointed as a Director in March 2000. Dr. Chow currently serves on the faculty in the Physics Department for the University of Central Florida (UCF), a position he has held since 1983. He obtained his Ph.D. degree in Physics from Clark University in 1981. Dr. Chow has been the Technical Member of American Physical Society, Material Research Society, and American Association for the Advancement of Science. He served as the President of Chinese-American Association of Central Florida from 1985 to 1986, and Chinese-American Scholar Association of Florida from 1997to 1998. He has received many research awards including the Teaching Incentive Award (1996), NSF Grant (1991-93), Florida High Tech Research Council Grant (1989-1991) and I-4 Florida Research Council Grant (1997-2000). He currently is serving in the Committee of Radiation and Safety, College Personal and Promotion for UCF. Dr. Chow also served as Technical Consultant for KEI, Inc., Quantum Nuclearnic, Inc. and, from 1991 to 1992, a Director of LaserSight, Inc. Dr. Chow has published more than 50 papers in professional refereed research journals.

Robert J. Freiberg, Ph.D. Dr. Freiberg was appointed as a Director in July 2001. Dr. Freiberg has held numerous senior management positions in engineering, business development, R & D, marketing, program management, quality assurance, and manufacturing operations. Since 2000, he serves as the Vice President of Engineering of Leap Frog, Inc., a high tech educational products provider for schools and adults in the Silicon Valley. Between 1997 and 2000 he has served as a Senior Vice President of Engineering and Program Management and Vice President of Engineering of Industrial Electronic Engineer Inc. for General Scanning, Inc. Dr. Freiberg has served as the General Manager of optics and applied technologies divisions of United Technology, Business Manager of high power optics at TRW, Program Manager at Baxter Healthcare, Inc., and Director of Engineering and Manufacturing Operation at Pfizer Laser Systems, a division of Pfizer, Inc. In addition to his positions in the commercial business world, he has also participated on the board of a large non-profit organization for fifteen years. Dr. Freiberg earned his M.S. (1963) and Ph.D. in Physics (1966) from the University of Illinois and has generated to date 28 patents and authored 60 technical publications and presentations in the areas of laser surgical devices, servo-controlled optical systems, endoscopic optical diagnostics, laser resonator configurations and fiber optic delivery systems. Dr. Freiberg is a member of the American Society for Laser Medicine and Surgery, the Optical Society of America, the Institute for Electrical & Electronic Engineers, and a fellow in the International Society of Optical Engineering. He is also listed in Who's Who in Science and Engineering and Who's Who of Business Leaders.

Stuart E. Michelson, Ph.D. Dr. Michelson was appointed as a Director in July 2001 and is the Chairman of the Audit Committee. Dr. Michelson currently is the Roland and Sarah George Professor of Finance at Stetson University (2001 to the present). He was on the faculty of University of Central Florida (UCF) from 1997-2001, and was on the faculty of Eastern Illinois University from 1994 to 1997. He obtained his Ph.D. in Finance from the University of Kansas in 1991 and an M.B.A. from the University of Missouri in 1978. He is the Vice President Membership, Academy of Financial Services from 1999 to 2002. He is the Vice President of Program, Academy of Business Education. He has been a member of the Editorial Board of Journal of Current Research in Global Business, Journal of Business and Economic Perspectives, and Journal of Business Education and the Reviewer for Financial Practice and Education, Financial Services Review, The Quarterly Review of Economics and Finance, Managerial and Decision Economics, Journal of Financial Counseling & Planning, and Journal of Financial Education and Reviewer for International Board of Standards and Practices for Certified Financial Planners. He was also on the Charleston Recreation Foundation Board Committee from 1996 to 1997, Charleston School Board Technology Steering Committee from 1995 to 1997, and Chair of the Technology Advisory Committee at UCF from 1997 to the present. He has served as a Consulting Engineer for Burns & McDonnell and Design Engineer for Bendix Corporation (Allied Signal). Dr. Michelson had published over 20 Journal research articles.

Louis P. (Dan) Valente. Mr. Valente was appointed as a Director in July 2001 and is Chairman of the compensation committee. Mr. Valente has been the Chief Executive Officer and Chairman of Palamar Medical Technologies, Inc. (Nasdaq:
PMTI) since 1997. Currently, Mr. Valente serves as a director of MKS Instruments, Inc., a publicly held company, and several private companies. From 1968 to 1995, Mr. Valente held numerous positions at Perkin Elmer, Inc. (formerly EG&G, Inc.), a diversified technology company which provides optoelectronic, mechanical and electromechanical components and instruments to manufacturers and end-user customers in varied markets that include aerospace, automotive, transportation, chemical, petrochemical, environmental, industrial, medical, photography, security and other global arenas. In 1968, he began his career at EG&G, Inc. as an Assistant Controller and held executive positions, including Corporate Treasurer, before becoming Senior Vice President of EG&G, Inc., presiding over and negotiating acquisitions, mergers and investments. Mr. Valente is a Certified Public Accountant and a graduate of Bentley College.


J. S. Yuan, Ph.D. Dr. Yuan was appointed as a Director in October 1999. Dr. Yuan has been on the faculty of the University of Central Florida since 1992. He obtained his Ph.D. in Electrical Engineering from the University of Florida in 1988. He has been consulting with many high-tech companies including National Semiconductor Corp., Healthydyne Tech, Grasby Infrared, Harris Semiconductors and NEC. Dr. Yuan was awarded as Graduate Teaching and Distinguished Researcher by UCF and listed in Who's Who in American Education, Who's Who in Science and Engineering. Dr. Yuan has published more than 100 papers in semiconductor device and modeling, digital and analog IC design.

There are no family relationships among our directors or officers. Except as discussed above, none of the officers or directors has filed for bankruptcy, been convicted of crimes, or, other than Dr. Lin, who is not currently and office or director, subject to any court order restricting his involvement in business.

Section 16(a) Beneficial Ownership Reporting Compliance

Dr. Cozean has not timely filed Forms 4 and 4 for December 2001 and for the year 2001, respectively. In addition, the Forms 4 and 5 were submitted in hard copies and not electronically.

Item 10. Executive Compensation

The following table sets forth a summary of cash and non-cash compensation awarded or paid to, or earned by, our former Chief Executive Officer with respect to services rendered in such capacity during 2000 and 2001. No other officers earned in excess of $100,000 during 2000 or 2001.


Name and Principal Position                        Year         Salary           Bonus         Other

J.T. Lin, former President and                     1999         $120,000         None          None
Chief Executive Officer

J.T. Lin, former President and                     2000         $120,000         None          None
Chief Executive Officer

J.T. Lin, former President and                     2001         $150,000         None          None(1)
Chief Executive Officer

       (1) Dr. Lin is entitled to 2.5% of net revenues from sales of presbyopia products covered by current patents and patents applications he has assigned to the Company. No royalties were earned or paid in 2001. Dr. Lin received no stock options in 2001 or 2000.

Director Compensation

We reimburse our directors for their reasonable expenses associated with attending meetings of the Board of Directors and a fixed cash compensation of $1,000 or $500 for each meeting or committee meeting attended by the director in person or telephonically, respectively. In addition, the Company has adopted a stock option plan that provides for the grants of incentive stock options under the Internal Revenue Code as well options that don't qualify as incentive options. At such time as the stock option plan becomes effective, and thereafter at each annual meeting of the Board, the Company intends that each director will be granted a stock option under the plan to purchase 50,000 shares of common stock, with 20,000 option shares vesting immediately upon grant, and the remaining 30,000 option shares vesting in increments of 10,000 shares each on the first, second and third anniversaries of the date of grant. The option exercise price will be equal to the fair market price at the time options are granted. The Board or a Stock Option Committee appointed by the Board will approve all options. In July 2000, each of the Directors was granted an option for 4,000 shares at an exercise price of $5.75 per share. In April 2001, each director was granted an option for 6,000 shares at and exercise price of $1.50 per share. In addition, Dr. Cozean is compensated for her services as a regulatory consultant to us at a monthly rate of $10,000 plus 3,500 options at a 10% discount off of fair market value.

Employment Agreements and Bonus Compensation

Effective May 31, 2001, we entered into an agreement with Dr. Lin for his services as the President and Chief Executive Officer and Chairman of the Board. On July 23, 2001, Dr. Lin resigned as President and Chief Executive Officer and accepted a position as Director of Business and New Technology Development. On March 14, 2002, we signed a three-year employment agreement with Dr. Lin under which he will continue as Director of Business and New Technology, responsible for R&D, as well as expanding the international distributor network. In the employment agreement Dr. Lin's base salary per year is $125,000 with a potential bonus of an amount up to $100,000 or 80% of his base salary. Dr. Lin shall be entitled to a Royalty of 2.5% of the net revenues for the life of the patents. Dr. Lin will also receive an option to purchase 500,000 shares of the Company's common stock of which 200,000 options will vest immediately, and 100,000 options will vest at the end of each calendar year.

In January 2000, the Company also entered into an employment agreement with Timothy Shea, Senior Vice President and Chief Operation Officer, pursuant to which he is to receive bonuses of up to 3% of the pre-tax net profit generated from the EX-308 system for the 2000 and 2001 calendar years.

The compensation committee has reviewed the compensation and performance of the officers of the Company as compared to industry standards, and revised the compensation packages as appropriate for the year ending December 31,2002.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to the company with respect to beneficial ownership of our common stock as of December 31, 2001. The table lists: (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each director, (iii) each executive officer, and (iv) all of our directors and executive officer(s) as a group. Except as noted, each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned by such person.


             Name and Address of Beneficial Owner                  Number of Shares

GEM Global Yield Fund, Ltd. (1)                                        3,986,048                   13.9%
Hunkins Waterfront Plaza
P.O. Box 556, Main Street
Nevis, West Indies

(2)                                                                   10,570,000                   36.9%
Voting Trust Committee of SurgiLight
12001 Science Drive, Suite 140
Orlando, Florida 32826

Joseph Allen                                                            50,000                      *
10991 Coventry Place
Santa Ana, California 92705

Colette Cozean, Ph.D.(3)                                                144,000                     *
2158 Midcrest Drive
Lake Forest, California 92630

Lee Chow                                                                60,000                      *
8603 Butternut Blvd.
Orlando, Florida 32817

Robert J. Freiberg, Ph.D.                                               50,000                      *
325 Fox Ridge Drive
Thousand Oaks, California 91361

Ming-yi Hwang                                                           16,000                      *
  5366 Goldenwood Dr.
Orlando, Florida 32817

J.T. Lin                                                               5,064,000                  17.7%
4532 Old Carriage Trail (4)
Oviedo, Florida 32765

Stuart E. Michelson, Ph.D.                                              55,000                      *
5680 S. Lake Burkett Lane
Winter Park, Florida 32792

Timothy J. Shea (5)                                                     46,000                      *
189 Winding Oaks Lane
Oviedo, Florida 32765

Rachel Siu                                                              10,000                      *
5100 Old Howell Branch Road
Winter Park, Florida 32792

Louis P. (Dan) Valente                                                  50,000                      *
44 Concord Road
Weston, Massachusetts 02493

J.S. Yuan, Ph.D.                                                        76,000                      *
8227 Riviera Shore Ct.
Orlando, Florida 32817

All Officers and Directors as a group
(13 persons)

* Less than 1%                                                     20,177,048                  70.48%

(1) Includes shares of common stock underlying the warrants for 200,000 and 99,172 shares, respectively, issued in connection with the GEM debenture financing As of December 31, 2001, GEM has converted approximate 2,147,868 shares of the escrow commons stock at an averaged price of $1.29 per share. The exercise price of warrants is $7.50, and $0.1 per share, respectively.

(2) Includes: (a) 1,064,000 shares owned by Dr. J.T. Lin, Director of Business and Technology Development (b) 4,000,000 shares owned by Lin Family Partners, Ltd., and (c) 5,506,000 shares owned by other members of Dr. Lin's family. A voting trust committee (Trustee) comprised of all of the current outside directors of the Company other than those who are paid consultants of the Company, has the sole power and discretion to act as, and to exercise the voting rights and powers of the Company's common stock held by shares subject to the trust agreement. The majority vote of such committee determines the vote of the shares subject to the trust. The terms of the voting agreement require to Trustee to vote the shares to elect Dr. Lin as a director and an officer of the Company during the term of the agreement. The number of shares subject to the trust is adjusted from time to time so that Dr. Lin and his affiliates have voting control of 19% of the then total outstanding shares of common stock of the Company. The Trustee has no power to sell or otherwise dispose of any of the shares subject to the trust except upon notice of sale by a beneficiary, and its authority is limited to the power to vote the shares subject to the trust. The term of the agreement is three years.

(3) Includes options to purchase 24,000 shares at exercise prices between $1.227 and $2.262 per share with expiration dates from February 28, 2004 through September 30, 2004. SurgiLight has executed a consulting agreement with Dr. Cozean that provides for an option to purchase 3,500 common shares each month with a 10% discount.

(4) Includes (a) 1,064,000 shares owned by Dr. J.T. Lin, Director of Research and Business Technology and a director of the Company, and (b) 4,000,000 shares owned by Lin Family Partners, Ltd. All of such shares are subject to a Voting Trust Agreement dated June 6, 2001 between Dr. Lin and affiliated shareholders and a Voting Trust Committee of SurgiLight, with respect to the voting of the shares. Dr. Lin retains the sole investment or dispositive authority with respect to 1,064,000 of the shares, and shares dispositive authority with respect to 4,000,000 shares beneficially owned by Lin Family Partners, Ltd.

(5) Includes 26,000 shares of restricted common stock and 4,000 shares of stock options exercisable in three years.

Based on a fully diluted total of 23,886,313 shares outstanding.

Item 12. Certain Relations and Related Transactions

     The Company's balance as of March 2002, to Premier Laser Systems, Inc. is approximately $325,000 and 1,175,000 shares of the Company's common stock from the purchase of Premier's ophthalmic laser product line, including the OptiVision Laser laser, in October 2000 and December 2001. Colette Cozean,
Ph.D. a Director and Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999. Premier currently owes Dr. Cozean approximately $288,000 for severance, life insurance, expenses and salary. Premier also owes Dr. Cozean up to $232,500 as a commission from sale of Premier assets of which $130,000 is from the second acquisition of assets by SurgiLight. In additions in 2001 Dr.Cozean received options for her consulting service to acquire.

     In November 2000, the Company entered into a consulting agreement with Dr. Cozean. Currently, the Company agreed to pay her as a regulatory consultant at a rate of $10,000 per month and issue her options each month for 3,500 shares at a 10% discount off of fair market value in exchange for her services. For services rendered during 2001, Dr. Cozean is entitled to receive $114,000, of which $54,000 was paid in 2001. In addition, during 2001, Dr. Cozean received options to acquire 36,000 shares of common stock.

     On March 14, 2002, the Company has agreed to sell the assets and associated liabilities of approximately 20 of its excimer laser systems, including a royalty income stream, from the International Laser Eye Centers located in China, Egypt and Vietnam. The purchaser, Orlando-based Tao Enterprises, is paying $332,000 for the assets over a two-year period, with up to an additional $50,000 to be based on clinic revenues. Dr. Lin also serves as a beneficial owner of Tao Enterprises.

     Except as described above, there are currently no proposed transactions between the Company, its officers, directors, shareholders, and affiliates. Conflicts of interest could arise in the negotiation of the terms of any transaction between the Company and its shareholders, officers, directors, or affiliates. We have no plans or arrangements, including the hiring of an independent third party, for the resolution of disputes with such persons, if they arise. The Company and its shareholders could be adversely affected should such individuals choose to place their own interests before those of the Company. No assurance can be given that conflicts of interest will not cause us to lose potential opportunities, profits, or management attention. Our Board of Directors has adopted a policy regarding transactions between the Company and any officer, director, or affiliate, including loan transactions, requiring that all such transactions be approved by a majority of the independent and disinterested members of the Board of Directors and that all such transactions be for a bona fide business purpose and be entered into on terms at least as favorable to the Company as could be obtained from unaffiliated independent third parties.

Item 13.   Exhibits and Reports on Form 8-K

a)         Exhibits

Exhibit No.             Description


       3.1 (1)
       3.2 (1)          Bylaws of SurgiLight, as amended to date.
       4.1 (2)          Specimen of Common Stock certificate. Specimen of Series A Preferred Stock Certificate?
       4.2 (3)          Convertible  Debenture  Purchase  Agreement by and among GEM Global Yield Fund Limited and  SurgiLight,
                        Inc., dated as of June 30, 2000.
       4.3 (3)          3% Convertible Debenture Due November 8, 2003.
       4.4 (3)          Warrant to Purchase Common Stock of SurgiLight, Inc.
       4.5 (3)          Registration Rights Agreement between SurgiLight,  Inc. and GEM Global Yield Fund Limited,  dated as of
                        June 30, 2000.
       4.6 (3)          Debenture and Warrant  Shares  Escrow  Agreement by and among  SurgiLight,  Inc.,  Kaplan  Gottbetter &
                        Levenson, LLP and GEM Global Yield Fund Limited, dated as of June 30, 2000.
       4.7 (3)          Warrant to Purchase Common Stock of SurgiLight, Inc.


       4.8 (3)          Agreement between SurgiLight, Inc. and Chai Chuan Chen, dated
                        October 12, 2000
       4.9 (3)          Agreement between SurgiLight, Inc. and Hsueh-Yueh Chang, dated October 12, 2000.
         9 (4)          Amended and Restated  Voting Trust  Agreement  dated March 14, 2002 between  Voting Trust  Committee of
                        SurgiLight,  Inc., and Lin Family  Partners,  Ltd.,  Yuan Lin,  Trustee of the Y-C  Irrevocable  Living
                        Trust, J.T. Lin, and Yuchin Lin.
      10.1 (3)          Purchase and Sale  Agreement by and between  SurgiLight,  Inc. and Premier Laser Systems,  Inc.,  dated
                        October 17, 2000.
      10.2 (3)          Consulting Agreement between SurgiLight, Inc. and Colette Cozean, dated November 1, 2000.
      10.3 (4)          Letter of Intent, dated March 14, 2002.
      10.4              Registrant's Form Distribution Agreement
      10.5              Contract Manufacturing Agreement by and between SurgiLight, Inc. and A & A Medical, Inc., dated as of
                        January 3, 2001.
        17 (4)          J.T. Lin's letter of resignation, dated March 13, 2002.
        21              Subsidiaries of the Registrant

          (1) Incorporated by reference to exhibits of SurgiLight's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission (the "SEC") on September 16, 1998.

          (2) Incorporated by reference to Exhibit 4.1 to Form 10-KSB filed with the SEC on February 12, 1999.

          (3) Incorporated by reference to exhibits of SurgiLight's Registration Statement on Form SB-2 as filed with the SEC on February 12, 2002.

          (4) Incorporated by reference to exhibits of SurgiLight's Form 8-K as filed with the SEC on March 21, 2002.

b)         Reports on Form 8-K
           -------------------

           We filed no reports on Form 8-K during the last quarter of the period covered by this report.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2002              SurgiLight, Inc.
                                   a Florida corporation

                                   By :/s/ Colette Cozean
                                       ------------------
                                       Colette Cozean
                                       Chairman of the Board;

                                   By :/s/Timothy J. Shea
                                          ----------------------------
                                          Timothy J. Shea
                                          Senior Vice President and COO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Signature and Title

By:  /s/  Rachel Siu                                     Date: March 31, 2002
     ----------------
          Rachel Siu, C.P.A.
          CFO

By:  /s/  Joseph Allen                                   Date: March 31, 2002
     -------------------
          Joseph Allen
          Director

By:  /s/  Lee Chow                                       Date: March 31, 2002
     ---------------
          Lee Chow, Ph. D.
          Director


  By:  /s/  Colette Cozean                               Date: March 31, 2002
       -------------------
            Colette Cozean, Ph. D.
            Director


By:  /s/  Stuart E. Michelson                            Date: March 31, 2002
     ------------------------
          Stuart E. Michelson, Ph. D.
          Director

By:  /s/  Lois P. (Dan) Valente                          Date: March 31, 2002
     --------------------------
          Lois P. (Dan) Valente, C.P.A.
          Director

By:  /s/  J. S. Yuan                                     Date: March 31, 2002
     ----------------
          J. S. Yuan, Ph. D.
          Director

By:  /s/  Robert J. Freiberg                             Date: March 31, 2002
     -----------------------
          Robert J. Freiberg, Ph. D.
          Director

                                  Exhibit 10.4


                             DISTRIBUTION AGREEMENT

       This agreement is made this______ day of______ 2001 by and between

                                SURGILIGHT, INC.
                      having a business mailing address at
                         12001 Science Drive, Suite 140
                             Orlando, Florida 32826

                    HEREINAFTER REFERRED TO AS "The Company"

                                       And

                              --------------------
                      having a business mailing address at
                             -----------------------
                           --------------------------

                    HEREINAFTER REFERRED TO AS "Distributor"

The Parties agree as follows:

1.Appointment of Distributor.
  --------------------------

           The Company hereby appoints Distributor as an independent contractor for the distribution and sale of the products and applications set forth in Exhibit A (hereinafter the "Products" and "Applications") in the territory set forth in Exhibit B (hereinafter the "Territory"). Distributor hereby accepts such appointment upon the terms and conditions contained herein. Distributor agrees to use its best efforts to promote the sales and distribution of the Products and preserve and enhance the goodwill associated with the name and reputation of The Company and the Products. Distributor shall be The Company's exclusive Distributor for Products within the Territory during the term of this Agreement.

           The Company's policy is to sell the Products through its distributor organization. If the Company directly sells a laser into the Territory, except an "Excluded Laser" as defined below, the Company will pay a forfeit fee equal to the loss of profits reasonably calculated by Distributor but no more than $_______ or less than $_____ since the Distributor will have the responsibility for service and repair. The Company shall be allowed to sell up to three laser units to be used in Mexico during the term of this agreement for the purpose of testing the laser system for clinical trials or to assist in negotiating a national account or international distributorship. These units shall be sold without a forfeit fee. However, if the Company desires the Distributor to service this units, the Company shall pay the Distributor $_______.

2.         Obligations of Distributor:
           --------------------------

           Distributor and The Company will agree in December of each year on a comprehensive sales and marketing plan. Distributor agrees to provide on a regular basis, but at least no less than once a year, true and correct reports of sales, pricing and other market information reasonably requested by The Company, which pertains to the distribution and marketing of the Products in the Territory. Distributor will maintain Minimum Purchase Requirements listed in Exhibit C hereto. Failure to meet Minimum Purchase Requirements shall be a breach of this Agreement and may, at The Company's option, result in the cancellation of this Agreement.

           Distributor is required to maintain an active direct sales organization that adequately covers the Territory and is knowledgeable with respect to the functional capabilities and operation of the Products and the Applications for which they are used.

           Distributor is required to participate and display the Products at its own expense at symposia, courses, conventions and other events.

           Distributor is encouraged to send employers or customers to visit The Company with prior written approval for product introductions and training.

           The Distributor is required to attend at least one sales training session each year.

           Distributor is requested to advertise, print literature and promote products at its own expense. The Company shall approve the technical content of advertisements and literature in writing.

           Distributor is required to translate literature, user manuals, service manuals, software and other materials into the local language.

           Distributor commits to sending each year at their expense at least one qualified engineer or service person, who has signed a confidentiality agreement prepared by the Company, to receive one week of training at The Company's technical training session. This must be done within three (3) months of signing this agreement. Distributor is responsible to warehouse spare parts and repair tools listed in Exhibit D and perform service and upgrades on a timely basis.

           Distributor will compile procedural data for each distribution center and report such data to Company as is reasonably required by the Company. Distributor shall determine the format of such monthly reports.

           Distributor shall not promote or sale the Products outside the Territory. So long as it is a Distributor of the Products, the Distributor, its agents, employees, affiliates, officers or directors shall not promote or sell any directly competing Products. The Distributor agrees to notify The Company of any products it now sells or later decides to sell which may be for the same clinical condition as the Products.

           Distributor shall comply with all applicable laws, statutes and regulations pertaining to marketing and distribution in the Territory. Distributor will acquire all regulatory approvals (except for CE marking and FDA clearances) for the importation and distribution of the Products in the Territory in the name of the Company or will transfer such approvals to the Company upon termination of this Agreement by either party.

           Distributor shall select, at its own discretion, licensed and appropriate physicians/centers for placement/sale of the lasers.

           Distributor shall set the pricing for the lasers at its own discretion. However, such pricing shall be reasonably similar with the Company's International Pricing Policy.

3.         Sub-Distributors:
           ----------------

           Distributor is authorized to appoint sub-distributors in the Territory for the marketing and sale of the Products with prior written approval of The Company, such approval shall not be unreasonably withheld. It is agreed that the sub-distributor is employed at Distributor's own risk, expense and supervision and Distributor further warrants that any sub-distributor shall be subject to all standards, rules, regulations and terms and conditions of this Agreement.

4.         Obligations of the Company

           The Company has full right, title and unencumbered proprietary interest in and to the Products. The Company agrees to allow the distributor to use The Company's trademarks for the purposes of marketing The Company's Products.

           The Company shall provide United States marketing materials, graphics, user manuals, and service manuals as examples to the Distributor that Distributor may reproduce or publish with The Company's prior written consent.

           The Company will provide sales and Product training and service training at least once a year.

           The Company shall provide technical information as required by Distributor for marketing or regulatory purposes, subject to the Company's sole discretion.

           The Company shall provide the Distributor with leads it obtains for the Territory.

           The Company will continue its research and development and clinical programs for the Products and Applications at its sole discretion.

           The Company will provide upgrades and enhancements for all technology, including but not limited to hardware, software, equipment and accessories during the term of this Agreement. All new products shipped will be provided with the upgrades or enhancements. Existing product placed by the Distributor will be played at cost. This technology protection does not apply to technological advances or new products.

           The Company will provide a reliable and accurate operational system of recording and monitoring procedural volume for each Product.

           The Company agrees to use its best efforts to manufacture and ship product according to the terms agreed to in the Purchase Order.

           The Company shall exhibit the Products at trade shows of its choosing.

           The Company shall use reasonable efforts to support the Distributor's regulatory filings.

           The Company will provide upgrades and enhancements for all technology, including but not limited to, hardware, software, equipment and accessories during the term of this Agreement. All new products shipped will be provided with the upgrades or enhancements. Existing product placed by the Distributor will be upgraded at cost. This technology protection does not apply to technological advances or new products.

5.        Prices and Payment

          a) The Products and prices are stated in Exhibit A and E. Unless otherwise agreed by The Company in writing, terms of payment shall be made by irrevocable Letter of Credit acceptable to The Company, wire transfer or check drawn on United States bank.

          b) In the event The Company establishes a line of credit for Distributor or permits Distributor to purchase Products on open account, Distributor grants The Company a continuing Security interest in the Collateral in order to secure payment of its account. The term "Collateral" shall mean any Products now or hereafter acquired by Distributor and all proceeds from the resale of such Products. Distributor acknowledges that this provision constitutes a security agreement and authorizes The Company to file any financing statement or other documents necessary to perfect The Company's security interest in the Collateral. The Company reserves the right to change credit terms when in The Company's sole opinion the financial condition and past payment history of the distributor has changed. The Distributor agrees to abide by the Terms and Conditions of The Company's Sales Order Form attached hereto as Exhibit E. Late payments shall accrue interest at the rate of 1.5% per month or the highest interest rate allowable by law, whichever is greater.

          c) Royalty payments shall be made monthly, fifteen days following the end of the month, and shall include an accounting statement.

6.         Orders:
           ------

           Orders for the Products are placed by Distributor by issuing a Purchase Order containing quantity, part number, description, requested delivery dates and shipping instructions to The Company at the address shown above. Where there is disagreement between the terms of the Purchase Order and The Company's Terms and Conditions as specified in Exhibit E, The Company's Terms and Conditions shall prevail. The Company will confirm its acceptance of Distributor's orders in writing within fifteen (15) days. The Distributor shall order the Products at such times as to allow delivery within ninety
           (90) days after the date of its purchase order. The Distributor is legally bound to pay for the Products on all Purchase Orders.

           Terms shall be ___% down at the time of order, ___% prior to shipment FOB The Company, and ___% once the Distributor has installed and serviced the laser

           The Distributor agrees to pay a license fee of US$_________ of which US$__________ shall be paid upon signing of this agreement and $__________ shall be paid by ______________. The price of the first six laser units shall be reduced to $__________ to recoup this license fee. If the Distributor is unable to obtain regulatory approval before ___________, this contract will be terminated and the license fee forfeited.

7.         Delivery:
           --------

           All deliveries are FOB The Company's facilities in the U.S.A., pursuant to the ICC International Rules for Interpretation of Trade Terms. Distributor shall assume all costs and responsibility for transportation, insurance, duty, licenses and taxes or penalties of whatever nature as are now or may hereafter be imposed upon or levied in connection with the sale, export, distribution, use, importation, possession of the Products. The Distributor shall select the means of transportation. If the Distributor fails to select the means of transportation, The Company shall select the means of transportation and Distributor shall pay for transportation. Responsibility for any loss or damages to the Products passes to Distributor upon the goods leaving The Company's facility.


8.         Returns:
           --------

           a. Returns of non-defective Products by Distributors shall be made only with the prior written authorization of The Company and under terms decided by The Company. There shall be a ___% of sales restocking fee charged to the Distributor for all such returns if the return is made within 30 days after purchase. No return will be accepted more than 30 days following the purchase.

           b.        All returned product must be shipped freight prepaid.
                     Credit to Distributor's account will be applied only if all returned Product is deemed by the Company at its sole discretion to be in salable condition. If repairs are deemed necessary by the Company, the cost of the repairs will be billed at The Company's current service rates for the repairs.

9.         Trademarks. Copyrights. Goodwill:
           --------------------------------

           Distributor shall not acquire any right to any goodwill, trademark, copyright or other form of intellectual property or commercial property in connection with the Products. The trademarks and product names may only be used in connection with the sale of the Products and Distributor agrees to refrain from using such trademarks and products name In any manner The Company deems objectionable. At no time during or after the term of this Agreement will Distributor attempt to register or use any trademark or product name which may be confusingly similar to the trademarks or product names applied to the Products.

           Distributor shall not copy or alter software without the Company's prior written consent. Unauthorized copying or alteration of software is deemed a material breach of this Agreement and may result, at The Company's option, in termination of this Agreement and br fine commensurate with lost sales and/or damages sustained by The Company.

           Distributor will notify The Company of any infringement by third parties of The Company's patents, trademarks or copyrights in the Territory.

           Distributor shall not alter the original labeling or packaging of the Product without the prior written consent of The Company.

10.        Warranty:
           --------

           The Company warrants that the Products shall be free from defects in material and workmanship for a period of twelve (12) months from date of original shipment from The Company's facilities. Specific warranty terms and conditions shall be included with each product. Claims for defective items shall be Subject to verification upon receipt by an authorize representative of The Company. All The Company warranties are conditioned upon proper use of the Products in the application for which they are intended, and no warranty shall apply to: (i) any modification of the Products made by or on behalf of Distributor without the written approval of Company; (ii) any modification of the Products by the end user, specifically including modification of computer hardware or software; or (iii) damage to the Products caused by accident, neglect, misuse, repair by unqualified personnel, poor environmental conditions, failure of electric power, failure to comply with applicable Operating instructions, or any cause other than ordinary use. The Company assumes no liability of any kind for damages or expenses arising from any improper assembly or handling or use of Products or application devices or from surgical techniques in the use of the Products. Distributor will notify and provide an estimate of service performed under the Company's warranty in writing prior to performing such. The Company shall authorize such service in writing within two business days.

           Routine maintenance such as cleaning, aligning and adjusting for wear and tear from normal use is not warrantied by The Company. The Distributor will be responsible for regular maintenance of the Products. The Distributor will also be responsible for all service and inservice of the Products. If the Product is under warranty, the Company shall provide replacement parts to the Distributor for no cost and the Distributor shall service the Product.

           Products will not be returned to The Company without prior written approval and issuance by The Company of a Return Materials Authorization (RMA). Once The Company issues a RMA, the Product will be shipped prepaid to The Company within ten (10) days.

           The foregoing warranty is exclusive and in lieu of all other warranties, express or implied (including any warranty of merchantability or fitness for a particular purpose). Repair or replacement in the manner provided above shall be the sole and exclusive remedy of Distributor for breach of warranty and shall constitute fulfillment of all liabilities of The Company with respect to the quality and performance of the Products.

11.        Term:
           -----

           a) This Agreement shall commence upon the date of last signature and will remain in effect for three years from the date of Ministry of Health approval (the "Termination Date"), unless earlier terminated pursuant to Section 12.

b) Unless The Company or Distributor terminates this Agreement three months prior to its Termination Date, this Agreement shall continue in full force and effect for three more years. Minimum purchase requirements for any such renewal periods shall be mutually agreed upon in writing at least ninety (90) days prior to the beginning of the renewal period, and pricing will be at least as favorable as any other Distributor with the same quantities of Products purchased.

c) If the Company elects not to renew this Agreement and the Distributor has met minimum quantities, the Distributor shall have the right to match any third party Distribution Agreement for the Territory for a period of 30 days after notification in writing of such pending agreements.

12.       Termination

           Either party may terminate this agreement prior to December 31st of the current year by written notice to the other party for any reason, including material breach of this Agreement. This Agreement will terminate automatically upon Distributor's cessation of business, insolvency, general assignment for the benefit of creditors, or filing of any petition in bankruptcy or for relief under the provisions of the bankruptcy laws; or upon sale, dissolution or other disposition by The Company of at least that portion of its business involving the sale of Products covered by this Agreement.

           If Distributor defaults in any payment due The Company for Products purchased under this Agreement and such default continues unremedied for a period of fifteen (15) days following The Company's notice of default, The Company may automatically terminate this agreement at that time. If Distributor shall be acquired or reorganized or The Company may terminate this Agreement at its sole option.

           Should either party be in material breach of its obligations and responsibilities under this Agreement then the other party may terminate this Agreement by giving thirty (30) days advance written notice of termination. Material breach shall include, but not be limited to, failure of Distributor to meet the quarterly volume requirement as set forth in Exhibit C. However, the Distributor may cure such breach by purchasing the minimum quantities required in Exhibit C and making an average royalty payment for each system not purchased. The average royalty payment shall be calculated as the sum of annual payments for all systems sold into the Territory divided by the number of Products sold into the Territory.

           If this Agreement with the Distributor is terminated, all Sub-distributor agreements are also immediately terminated.

           The Confidentiality Agreement between the Distributor and Company shall remain in effect after termination of this Agreement. Any regulatory licenses held by the Distributor will be transferred to The Company immediately upon termination of this Agreement. Failure to do so will result in The Company billing the Distributor for expenses incurred in re-obtaining said licenses. Termination of this Agreement shall not release either party from the payment of any sums then owing or from other obligations herein provided.

           The Company shall continue to supply spare parts to the Distributor as long as such parts are available. Distributor shall continue to service the end user following termination of this Agreement.

           Upon termination of this Agreement, neither party shall be liable to the other for lost sales or prospective profit, compensation, reimbursement, repurchase of inventory or other damages;

           Either party may terminate this agreement with notice, three months prior to the Termination Date. However, it is recognized that both parties intend to renew the Agreement as long as performance under the Agreement is satisfactory.

13.        Independent Contractor:

           With respect to all matters relating to this Agreement, Distributor shall be deemed to be an independent contractor and shall bear its own expenses in connection with this Agreement Distributor shall not represent itself or its organization as having any relationship to The Company other than that of an independent distributor. Distributor has no right or authority to assume or to create any obligations of any kind, express or implied, on behalf of The Company, or any right or authority to bind The Company in any manner whatsoever.

14.        Governing Law:
           -------------

           All questions with respect to the construction of this Agreement and the rights and liabilities of the parties shall be governed by the laws of Florida. Any claim or controversy arising out of or relating to this Agreement or any alleged breach thereof shall be resolved by arbitration in Orlando, Florida.

15.        Entire Agreement Amendment:
           ------ -------------------

           This Agreement sets forth the entire contract between the parties concerning the subject thereof, and supersedes all prior and contemporaneous written or oral negotiations and agreements between them concerning the subject thereof. Except as herein provided, any modification must be in writing and signed by both parties.

16.        Assignment:
           ----------

           This Agreement shall not be assigned by Distributor without prior written consent from the Company. This Agreement may be assigned to any successor or heir to The Company or acquirer of worldwide distribution rights to the Products or may be terminated by such successor or heir or acquirer of worldwide distribution rights at its discretion. If assigned, this Agreement shall bind and inure to the benefit of the successor and assigns of each of the parties hereto.

17.        Confidential Information:
           ------------------------

           Distributor shall not, during the term of this Agreement, or any time thereafter, divulge any proprietary or confidential information of The Company obtained during or due to the business relationship with The Company. The existing Confidentiality Agreement between the two parties shall remain in effect, although if any terms conflict between the two agreements, this Agreement shall take precedence.

18.        Notices:
           -------

           Any notice required or permitted to be given by this Agreement shall be in writing and sent by registered mail or overnight delivery at the addressed first written above.

19.        No Waiver:
           ---------

           No failure to exercise or delay in exercising any right or remedy under this Agreement by either party shall operate as a waiver thereof or of any other right or remedy which such party may have hereunder.

20.        Indemnity, Limitation of Liability

           Distributor agrees to indemnify The Company and its officers, directors and employees against damages and expenses, caused by or arising out of Distributor's negligence or willful wrongdoing or mishandling of the products. Such indemnity shall include, without being limited to, damages and expenses related to product liability, regulatory liability, or bodily injury or death resulting from Distributor's repackaging of products. The Company agrees to indemnify Distributor against damages and expenses, caused by or arising out of patent or copyright infringement claims.

           The Company's liability under this Agreement will not exceed the lessor of the amounts received by The Company from Distributor under this Agreement in the most recent twelve month period and $100,000. In no event will The Company have any liability for any special, indirect, or consequential damages, including, without limitation, damages for lost profits, loss of data or costs of procurement of substitute goods or services, arising in any way out of this Agreement under any cause of actions, whether or not The Company has been advised of the possibility of such damages. These limitations will apply notwithstanding the failure of the essential purpose of any limited remedy.

Intending to be legally bound, the parties hereto have executed this Agreement on the date first written above.



SURGILIGHT, INC.                                       _________________________
BY: _________________________                       BY:_________________________


----------------------------                           -------------------------
         Title                                                   Title

----------------------------                           -------------------------
         Date                                                     Date

                            Exhibit 10.5

                   CONTRACT MANUFACTURING AGREEMENT

    THIS CONTRACT MANUFACTURING AGREEMENT (the "Agreement") is entered in this January 3, 2001 (the "Effective Date"), by and between
SurgiLight, Inc., a Delaware corporation, whose address is 12001
Science Drive, Suite 140, Orlando, Florida 32826 ("SURGILIGHT") and A & A Medical, Inc. whose address is 9370 Industrial Trace Drive,
Alpharetta, Georgia 30004 ("MANUFACTURER")

    Recitals:

    A. WHEREAS, SURGILIGHT has developed a proprietary Excimer laser for the treatment of psoriasis known as the SURGILIGHT EX-308 (the "EX-308") and has received 510K approval from the Food and Drug Administration (the "FDA") for use of the EX-308 in the treatment of psoriasis;

    B. WHEREAS, MANUFACTURER has a Good Marketing Practices
("GMP")/QSR and ISO 9001 facility at its headquarters in Alpharetta, Georgia (the "GMP Facility") and desires to contract with SURGILIGHT to manufacture the EX-308 at the GMP Facility; and,

    C. WHEREAS, SURGILIGHT desires to contract with MANUFACTURER for manufacture of the EX-308 at the GMP Facility and to have the EX-308 manufactured in accordance with applicable FDA, GMP/QSR and ISO 9001 standards, rules and regulations; and,

    D. WHEREAS, the EX-308 technology, technical information, engineering information, drawing and know-how are proprietary and highly confidential,

    NOW, THEREFORE, in consideration of the mutual promises and conditions contained in this Agreement, and other valuable consideration, the receipt of which is hereby acknowledged, the parties stipulate and agree as follows:

    1. Equipment. Subject to the terms and conditions of this Agreement and in accordance with SURGILIGHT'S technical specifications that are set forth in Exhibit "A" to this Agreement, MANUFACTURER agrees to manufacture solely and exclusively for SURGILIGHT the EX-308 at its GMP Facility. MANUFACTURER shall manufacture the EX-308 in conformity with all applicable FDA, GMP/QSR and ISO 9001 standards, rules and regulations. The completed system shall be named the SurgiLight EX-308, or such other name as SURGILIGHT chooses. Unless SURGILIGHT has given its prior written consent, MANUFACTURER shall not subcontract any portion of the manufacturing of the EX-308 or perform any of the manufacturing process at any location other than the GMP Facility.

    2. Quality Control. Inspections and Adherence to GMP/QSR and ISO 9001 Standards.

    (a) MANUFACTURER will manufacture the EX-308 in the best and most workmanlike manner by qualified, careful and efficient workers, and in conformity with the best standard manufacturing practices. SURGILIGHT may dispatch at its own expense, an engineer or other qualified person to work with the quality control engineers or other personnel of MANUFACTURER for purposes of inspection and supervision of the phases of production of the EX-308. Such person will have unrestricted access to portions of GMP facility where the EX-308 is being manufactured, and shall have the right to exercise quality control with respect to the materials and workmanship of the EX-308. In addition, SURGILIGHT shall have the right, during the term of this Agreement, to send its engineers or other qualified personnel at its own cost and expense to inspect the GMP Facility of the MANUFACTURER and to make recommendations to the MANUFACTURER regarding quality control of the EX-308, which recommendations will not be unreasonably rejected by the MANUFACTURER.

    (b) MANUFACTURER shall maintain at its GMP Facility all equipment necessary to fully inspect and test the performance and quality of the EX-308 units manufactured by MANUFACTURER.

    (c) In connection with the manufacturing of the EX-308, MANUFACTURER shall provide administrative, accounting and management services necessary to fully comply with and conform to all applicable FDA, GMP/QSP and ISO 9001 guidelines and standards.

    (d) MANUFACTURER shall establish and maintain policies and procedures to comply with all applicable rules, regulations and laws in connection with the shipping and import/export of the EX-308.

    (e) MANUFACTURER shall be responsible at its own expense for all FDA required documentation, testing and filings in connection with the manufacturing of the EX-308 pursuant to this Agreement.

    3. Equipment Parts. SURGILIGHT shall provide to MANUFACTURER all parts necessary to manufacture the EX-308 in accordance with SURGILIGHT'S technical specifications. MANUFACTURER shall not use any parts other than those provided by SURGILIGHT in the manufacture of the EX-308 without the prior written consent of SURGILIGHT.

    4. Manufacturing License. Subject to the terms and conditions of this Agreement, SURGILIGHT grants MANUFACTURER a revocable, exclusive and non-transferable license and right to manufacture the EX-308 in accordance with SURGILIGHT'S technical specifications and a revocable, non-exclusive and non-transferable license to use the technical information of SURGILIGHT to manufacture the EX-308 pursuant to this Agreement. The grant of these limited licenses does not give MANUFACTURER any ownership rights or interest in the EX-308 or in any intellectual property or technical information of SURGILIGHT regarding or related to the EX-308.

    5. License of 510K Approval from FDA. Subject to the terms and conditions of this Agreement, SURGILIGHT grants manufacturer a revocable, non-exclusive and non-transferable license in the 510K approval of EX-308 for the treatment of psoriasis that SURGILIGHT received from the FDA. SURGILIGHT grants MANUFACTURER this license solely for purposes of and in connection with the manufacture of the EX-308 under this Agreement.

    6. Equipment Production Loan. Upon execution of this Agreement by the parties hereto, SURGILIGHT shall loan to MANUFACTURER the sum of $37,500.00 at ten percent (10%) per annum (the "Manufacturing Loan") that shall be used by MANUFACTURER solely for purposes of establishing necessary manufacturing capabilities at its GMP Facility for the manufacturing of the EX-308 laser systems under this Agreement. $25,000.00 of the Manufacturing Loan shall be used by MANUFACTURER to expedite the manufacturing of the EX-308 laser systems pursuant to this Agreement. The $25,000.00 shall be due on the sooner of the completion of the first twenty-five (25) EX-308 laser systems pursuant to this Agreement, or June 20, 2001.

    7. Pricing. Subject to the terms and conditions of this Agreement, SURGILIGHT shall pay MANUFACTURER the sum of $5,000.00 (the "Unit Price") for each EX-308 manufactured in accordance with SURGILIGHT'S technical specifications set forth in Exhibit "A" to this Agreement and in conformity with all applicable FDA, GMP/QSR and ISO 9001 standards, rules and regulations. The Unit Price for each completed EX-308 shall be due MANUFACTURER upon inspection and acceptance of each EX-308 by SURGILIGHT.

    8. Warranty. MANUFACTURER warrants that the EX-308 laser systems to be manufactured pursuant to this Agreement:
    (a) Will conform to the technical specifications, drawings, designs or other descriptions for EX-308 as agreed upon pursuant to this Agreement;
    (b) Will be manufactured in substantial conformance with any applicable government rules and regulations, all applicable GMP/QSR and ISO9001 requirements, all FDA rules and regulations;
    (c) Will be merchantable, of good quality, and free from material defects in material and workmanship (including damage due to unsatisfactory packing by MANUFACTURER); and
    (d) Will be fit for the purpose for which the goods are intended.
    (e) Will be free from defects in materials and workmanship under normal usage for a period of twelve months from the date of shipment to the end user.
    The warranties contained herein shall run to SURGILIGHT and its customers and users of the EX-308, and shall survive inspection, acceptance and payment. MANUFACTURER shall be responsible for first year warrant service and shall have the right to provide contract warranty service to end-users after the first year warranty. MANUFACTURER agrees to indemnify and save SURGILIGHT harmless of and from all losses, liability, damages and expenses of any nature, including reasonable attorneys' fees, which may be sustained by or claimed against SURGILIGHT arising out of MANUFACTURER'S failure to manufacture products in accordance with the technical specifications or other terms of this agreement, or arising out of defects, omissions or negligence in the manufacture of products. The parties shall determine a mutually acceptable warranty return policy.

    9. Confidential Information

    (a) Each party hereto agrees to keep in strictest confidence all data, materials and information of the other party related to this Agreement and/or supplied to such party pursuant hereto, except as set forth in paragraph 6(b) below. MANUFACTURER may only use the data, materials and information provided to it by SURGILIGHT under this Agreement for purposes of performing its obligations under this Agreement and for no other.

    (b) Each party agrees that, without prior written consent of the other party, it will not publish, communicate, divulge or disclose any such confidential data or information to any third party, and shall not use any such information, except pursuant to the terms and conditions of this Agreement, for a period of seven (7) years from the date of this Agreement. The aforesaid restrictions on data and information do not apply under any of the following conditions:

    (i) If such data or information is within public knowledge without breach of this Agreement by the recipient;
    (ii) If such data or information is lawfully obtainable from other sources;
    (iii) If such data or information was known to the recipient prior to disclosure to it by the other party to the Agreement; or
    (iv) If such data or information is independently developed by the recipient.

    10. Term and Termination

    (a) This Agreement shall become effective on the Effective Date.

    (b) Except as set forth herein or as sooner terminated, this Agreement shall continue to be effective for one (1) year after its Effective Date or until MANUFACTURER has completed the manufacture of fifty (50) EX-308 laser systems in accordance with SURGILIGHT's technical specifications, whichever occurs first.

    (c) This Agreement shall be subject to termination prior to the term set forth above as follows:
    (i) In the event that either party fails substantially to perform each and every obligation and undertaking to be performed by it hereunder, and such default shall not be cured within ten (10) days after notice from the other party, then the other party shall have the right to terminate this Agreement by giving five (5) days' notice.
    (ii) Either party reserves the right at any time during the life of this Agreement to terminate the Agreement in its absolute discretion on thirty (30) days' notice in the event that,
    (iii) The other party becomes insolvent; or
    (iv) Any voluntary or involuntary petition in bankruptcy or for corporate reorganization or for any similar relief is filed by or against the other party and, in the case of an involuntary petition, such petition is not dismissed within sixty (60) days after such filing; or
    (v) All or substantially all of the business or assets of the other party are transferred to a third party by agreement, order of court or otherwise, including, without limitation, by a merger or consolidation.

    (d) Upon termination of this Agreement as hereinabove provided or by operation of law or otherwise, all rights and licenses granted and obligations assumed hereunder shall terminate forthwith, except;
    (i) The obligation to pay amounts accrued or to accrue as of the termination date as provided hereinabove, including MANUFACTURER'S payment obligations under the loan provided in Section 6 above, and
   (ii) The Confidential Information provisions set forth in Section
8 above.

    (e) Upon termination of this Agreement as hereinabove provided or by operation of law or otherwise, MANUFACTURER shall immediately cease using any technical specifications, engineering information, drawings, documents, manufacturing processes, designs or other date or information that SURGILIGHT furnished to MANUFACTURER in connection with this Agreement and MANUFACTURER shall immediately return all such materials to SURGILIGHT and confirm in writing to SURGILIGHT its full and complete compliance with these provisions.

    11. Indemnification. SURGILIGHT will defend, at its own expense, any suit or proceeding against MANUFACTURER in a court of the United States for the direct infringement of United States patents and trademarks by the EX-308 laser systems manufactured pursuant to this Agreement and will pay all damages and costs finally awarded against MANUFACTURER because of direct infringement.

    12. No Waiver. Failure by either party on any occasion to require strict compliance with any provision of this agreement shall not constitute a waiver of such provision or a waiver of such compliance on any other occasion.

    13. Relationship. The parties agree that in all matters pertaining to this Agreement, they shall act as independent contractors and shall have no right, power or authority to create any obligation, express or implied, on behalf of the other. Neither party shall have authority to represent itself as agent of the other.

    14. Entire Agreement, Modifications: Severability. This agreement constitutes the entire agreement and understanding between the parties concerning the subject matter hereof and supersedes all prior agreements, negotiations and understandings of the parties with respect thereto. No representation, promise, modification or amendment shall be binding upon either party as a warranty or otherwise unless in writing and signed on behalf of such party by a duly authorized representative. Should any provision of this agreement be determined to contravene or be unenforceable under any valid law or regulation of any government having jurisdiction over the parties, such provision shall automatically be deemed severed herefrom and performance thereof waived, but this agreement shall otherwise continue in full force and effect.

    15. Governing Law. This agreement shall be governed by the laws of the State of Florida as such laws are applied to contracts made and to be performed entirely in Florida. The parties agree that all disputes arising out of or concerning the terms of this Agreement shall be settled in accordance with the Commercial Arbitration Rules of the American Arbitration Association. Such arbitration shall be conducted in the Orange County, Florida and judgment upon the award rendered may be entered in any court having jurisdiction thereof.

    16. Attorneys' Fees. In the event of a dispute under this Agreement, the non-prevailing party shall pay all of the prevailing party's costs, including a reasonable attorneys' fees incurred in connection with any arbitration or action, including any appellate proceedings and post-judgment collection proceedings.

    17. Assignment. This Agreement or any rights hereunder may not be assigned or otherwise transferred by MANUFACTURER and shall not insure to the benefit of any trustee in bankruptcy or receiver of MANUFACTURER, whether by operation of law or otherwise, without the written consent of SURGILIGHT and any assignment or transfer without such consent shall be null and void.

    18. Titles and Subtitles. The titles and subtitles used in this agreement are for convenience only, are not part of this agreement and do not in any way limit or amplify the terms and provisions of this agreement.

    19. Notices. Notices, requests, consents and other communications required or permitted under this Agreement shall be in writing and shall be sent by registered or certified mail, postage prepaid, return receipt requested or by facsimile transmission if confirmed by a fax confirmation page to SURGILIGHT and MANUFACTURER at their respective addresses set forth on the signature page hereto. Either party may change its address by written notice to the other.

    20. Counterparts. This agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

    IN WITNESS WHEREOF, the parties have executed this agreement as of the day and year first above written.



SURGILIGHT, INC.                    A & A MEDICAL, INC.

By:                                 By:
Its:                                Its:


SURGILIGHT, INC.                    A & A MEDICAL, INC.
12001 Science Drive, Suite 140      9370 Industrial Trace Drive
Orlando, Florida  32826             Alpharetta, Georgia  30004

                              DISTRIBUTOR AGREEMENT

                                    EXHIBIT F

                                LIMITED WARRANTY

SurgiLight, Inc. warrants for a period of twelve (12) months from the shipment to the original purchaser/user the OptiVision surgical laser system to be free from defects in materials and workmanship when properly installed, maintained and used for the intended purpose. This limited warranty applies only to the original purchaser/user of the equipment and only so long as the equipment is used in the country to which it was originally shipped by SurgiLight, Inc., or by its authorized distributor. This warranty does not cover maintenance of parts that fail due to normal use.

This warranty is null and void if the user attempts to service the equipment or if service if performed by persons who are not trained and authorized to do so by SurgiLight, Inc. If the unit is found to be defective within the period specified above after examination by an authorized service representative, and SurgiLight, Inc., is satisfied that the failure was due to defective materials and/or workmanship, SurgiLight, Inc., will repair or, at its option, replace the defective parts without charge. SurgiLight, Inc., reserves the right to make such an examination and to make the necessary repair/replacement in its own factory, at any authorized repair station or at the purchaser/user's place of installation. Any shipping charges incurred shall be paid by the purchaser/user of the equipment. Disposable or consumable items are not covered by this warranty.

THE EXPRESS WARRANTY ABOVE IS THE SOLE WARRANTY OBLIGATION OF SURGILIGHT, INC., AND THE REMEDY PROVIDED ABOVE IN LIEU OF ANY OTHER REMEDIES. THERE ARE NO OTHER AGREEMENTS, GUARANTEES, OR WARRANTIES - ORAL OR WRITTEN, EXPRESSED OR IMPLIED - INCLUDING WITHOUT LIMITATION WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE. SURGILIGHT, INC., SHALL HAVE NO LIABILITY WHATSOEVER FOR ANY INCIDENTAL OR CONSEQUENTIAL DAMAGES ARISING OUT AF ANY DEFECT, IMPROPER USE, OR UNAUTHORIZED SERVICE OR REPAIR.

Prior to return of a unit, or any portion thereof, SurgiLight, Inc., MUST be consulted to avoid unnecessary shipping. If return of the equipment is deemed necessary, a Return Materials Authorization "RMA" number will be assigned. This number must be recorded on the outside of the shipping container.

                                SurgiLight, Inc.
                               12001 Science Drive
                                    Suite 140
                                Orlando, Florida
                              Phone: (407) 482-4555
                               Fax: (407) 482-0505
                           Email: SurgiLight19@AOL.com

                                   Exhibit 21



                             Jurisdiction of Incorporation
Name                                or Organization          % Ownership
---------------------------  -----------------------------   -----------

Advanced Medical
Laser Service, Inc.                    Florida                   100%