Form 10KSB/A
period 2001-12-31
SURGILIGHT INC
filed 2002-04-29
CIK 1070289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

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

Transitional Small Business Disclosure Format: Yes [ ___] No [ X ]
Forward Looking Statements: This Report contains certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based on certain assumptions and assessments made by management of the company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the company's operations, markets, services and prices, and other factors discussed in the company's filings under the Securities Act and the Exchange Act. Stockholders and prospective investors are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.


SurgiLight, Inc. filed its Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, on April 1, 2002 (the "10-KSB"). The 10-KSB is being re-filed herewith in its entirety to correct certain errors in the original filing and to revise certain of the disclosures contained in such original filing.



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

On March 31, 1999, SurgiLight Florida merged into MAS Acquisition III Corporation and, subsequently, we acquired all of the outstanding shares of Advanced Medical Laser Service, Inc. (formerly known as Advanced Marketing Technology, Inc.) ("AMLSI"), a Florida corporation, by issuing shares of our common stock, which were to be delivered, based on selected performance criteria. Mr. Paul Miano, the president of AMLSI, was appointed as Vice President of Cosmetic Laser Centers and a Member of our Board of Directors. In April 1999, only 20% of these shares were delivered to the shareholders of AMLSI and the remaining 80% were escrowed by the Company to be held in escrow until AMLSI met its performance criteria. In January 2000, Paul Miano and his group bought back 55% of AMLSI in exchange for shares of our common stock (post-split). We then canceled these shares. Subsequently, we reacquired the remaining 55% interest in AMLSI.

In March 1999, we acquired EMX, Inc. ("EMX"), a Florida corporation, by issuing shares of our common stock. In January 2000, the former owner of EMX bought back 85% of EMX stock. The terms of the transaction provide for payment from EMX to us of 15% of its gross profit until a total payment of $300,000 is completed. EMX's main product is infrared night vision systems.

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

                                        1
In October 2000, the Company acquired the inventory, intellectual properties and the technology of the ophthalmic laser division of Premier Laser Systems (Premier) for the purchase price of $3,745,000. The main component of this inventory acquisition and technology (including 14 granted patents and 13 pending patents) is an infrared erbium laser, which is now the product supporting the core business of SurgiLight's lasers in presbyopia clinical trials. On December 26, 2001, SurgiLight became the successor to Premier under a bankruptcy court decision. SurgiLight acquired several additional technologies including two diode based lasers and approximately $3 million in additional inventory of the infrared erbium laser for $1.7 million, consisting of $350,000 in cash and $1,350,000 in registered stock payable between December 26, 2001 and May 2002.

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

                                        2
At the present time, most ophthalmologists charge $1,000 to $1,500 per eye to perform the LASIK procedures. In addition, since there is frequently no insurance or Medicare coverage for this procedure, patients pay cash and there are no administrative costs of dealing with complex paperwork.

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

In late 2000, we acquired the ophthalmic laser product line from Premier Laser Systems, Inc., out of bankruptcy. This acquisition included an Er:YAG laser that is already FDA-cleared for ophthalmic procedures and CE marked for international sales. We renamed this product "OptiVision" and immediately began formal animal and clinical studies for the treatment of presbyopia. The Company began to sell for the first time the OptiVision for laser presbyopia reversal for clinical trials and other ophthalmic applications including but not limited to, incision, excision, and vaporization of eye tissue and tissue surrounding the eye and the orbit of the eye and anterior capsulotomies, and certain other ophthalmic applications obtained from Premier. We have presented numerous clinical papers in the last couple of years. One of the recent papers presented at the International Symposium for refractive surgery in New Orleans in November 2001 reported using the OptiVision laser on 165 eyes, with a follow up of up to 12 months. The results show that 82% of patients could read with out glasses and that there was no statistically significant regression at one year. There were no serious complications reported.
                                        3
The mid-infrared (IR) wavelength of the systems we acquired from Premier present many advantages over the UV lasers and other existing systems in the market. The unique features of these IR systems include: (i) compact design for ease of use and convenience in a clinical setting; (ii) operation at high repetition rates (for fast procedures) and at a short pulse width (for reduced thermal effects);
(iii) wavelength matching to the tissue (water) absorption peak for precise tissue ablation and accurate vision correction; and finally, (v) wavelength elimination of the potential risk of mutanagenic side effects which may be a concern in UV lasers

As part of the Premier acquisition, we acquired 14 patents (U.S. Number (5,116,329; 5,207,673; 5,688,261; 5,707,368; 5,304,167; 5,422,899; 5,722,970;
5,139,494; 5,540,676; 6,122,300; 5,741,245; 5,738,677; 5,865,831) and Israel
number (113,501) and an additional 13 patents pending. These patents from Premier, protect the current design of the OptiVision laser, including but not limited to the connection between the laser fiber, high repetition rate, delivery of the aiming beam and Er:YAG wavelength through the same fiber and contact tip. We also have 2 granted patents (6,258,082, 6,263,879) and 4 patents pending in the U.S. for presbyopia reversal that were developed internally Additionally we have submitted 2 Patent Corporation Treaties for international patents for presbyopia reversal. During 2001 we acquired 2 pending patents on Presybopia from a third party.

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

In August 2000, we obtained 510k clearance from the FDA to market our EX-308 laser for the treatment of psoriasis. In January 2001, we signed a manufacturing agreement with A & A Medical, Inc. (Alpharetta GA) to manufacture the EX-308 for worldwide distribution. In March 2001 we filed a 510k application for the treatment of vitiligo which received clearance in March 2002 from the FDA.

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

                                        4
Laser Centers

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

Sales and Marketing

We plan to sell only a limited number of OptiVision lasers to support our International clinical trials and potentially our U.S. clinical trials. We support our sales and marketing efforts by actively participating in medical trade shows and conferences. We also seek to increase the market visibility of our products by presenting technical papers at conferences, and publishing in technical and trade journals. We distribute OptiVision update announcements and literature through trade journal coverage and direct mailings to ophthalmologists

                                        5
Due to our acquisition of inventory from Premier Laser Systems and the limited number of lasers we plan to sell during clinical trials, we do not plan to manufacture new product for at least two years. Our revenues during this clinical trial phase will be generated primarily by laser sales, per procedure royalty fees and international distributor agreements. Other sources of revenue are our two remaining center businesses, sale of laser accessories and laser service contracts.

The number of lasers to be sold per country is determined by either the country's Ministry of Health or the Company based on the size of the county or the clinical trials. Controlling the number of OptiVision lasers sold over the next 36 months should ensure the quality of the clinical data required for the FDA and Regulatory approvals. We have granted exclusive licenses to licensees of our laser for presbyopia reversal technology, including specifically our OptiVision laser, granting the licensees the right to use, market and sell the licensed technology in several European, Asian and North American countries. These distributor agreements generally provide for a license fee of $100,000 to $300,000 dollars, a three-year commitment to purchase a quantity of lasers at a fixed distributor price, as well as per procedure royalties from the use of the lasers. The Distributor is tasked with obtaining regulatory approval in its geographic region. Until such approval is obtained, a limited number of lasers may be sold in each country for clinical trials.

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


                                        6
Research and Product Development

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

Competition

There is no established competition in the market for laser presbyopia correction or reversal, however for the treatment of presbyopia, optometrists and ophthalmologists can prescribe accommodative exercises and glasses for their patients. However, the surgical techniques for the treatment of presbyopia can be divided into two categories: implantation of accommodative lenses, which are undergoing clinical trials, and scleral incisions (white portion of the eye) with or without the implantation of a scleral spacer. Scleral incisions have been performed with a diamond knife for the treatment of presbyopia and were initially suggested by Dr. Spencer Thornton, who coordinated a multi-center clinical trial using his technique. Presby Corp., which is according to public reports just finishing Phase I clinical trials, has developed an implant technique. In addition, Sunrise Technology International focuses on a monovision technique by treating one eye for hyperopia (far sightedness) using a holmium laser. This monovision treatment is another approach to resolve accommodation problems. The difference between the Company's approach and that of Sunrise is that the Company treats 2 eyes for presbyopia not 1 eye for hyperopia. It is rumored that other larger ophthalmic companies currently in the refractive arena are investigating potential technologies and surgical procedures for introduction into this large refractive market.

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

                                        7
There are two principal methods by which FDA-regulated products may be marketed in the United States. One method is a FDA pre-market notification filing under
Section 510(k) of the Food, Drug and Cosmetics Act. Applicants under the 510(k) procedure must demonstrate that the device for which clearance is sought is substantially equivalent to devices on the market prior to May 1976. The review period for a 510(k) application is 90 days from the date of filing the application. Applications filed pursuant to 510(k) are often subject to questions and requests for clarification that often extend the review period beyond 90 days. Marketing of the product must be deferred until written clearance is received from the FDA. In some instances, an Investigational Device Exemption (IDE) is required for clinical trials for a 510(k) notification.

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

                                        8
Foreign sales of the Company's medical laser systems are subject, in each case, to clearance by the FDA for export to the recipient country or notification to the FDA based on approval of the applicable foreign ministry or health offices. Regulatory requirements vary by country. Our OptiVision meets all electrical requirements for worldwide distribution. However, our EX-308 dermatology laser has never been tested for electrical safety.

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

                                        9
Costs and Effects of Compliance with Environmental Laws

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

                                       10
Backlog

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

                                       11
Item 2. Properties

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

On April 11, 2002, the Company was named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against J.T. Lin and Jeanette Lin, his wife, and Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against the Company. The Company has cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and has taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. The Company intends to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin has agreed to indemnify the Company against any liabilities resulting from these actions.


                                       12
Item 4. Submission of Matters to a Vote of Security Holders

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

In November 2001, the shareholders also approved the subsidiary's 2001 Stock Option Plan.

                                     PART II

Item 5. Market for the Issuer's Common Stock and Related Security Holders
        Matters

                                       13
The following chart sets forth the high and low closing price for the common Stock as quoted on OTCBB during the indicated periods. All prices have been adjusted for 2 for 1 forward split effective On January 27, 2000.

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

                                       14
Cost of Revenues - Our consolidated cost of revenues decreased 31% to $644,297 for the 2001 Year as compared to $933,383 for the 2000 Year. This decrease in cost of revenues is attributable to the change in product mix. Gross margins for the OptiVision laser, sold during the later portion of the 2001 year, are significantly higher then those of the excimer laser, primarily sold during the 2000 Year.

Advertising and Selling Expenses - Our consolidated advertising and selling expenses increased to $136,728 for the 2001 Year as compared to $83,092 for the 2000 Year. It is anticipated that these expenses will continue to increase as the Company attends additional tradeshows, revises its literature to reflect results from the increased clinical activity, and begins to sell additional units for use in clinical trials.

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

Administrative and Other Expenses - Our consolidated administrative and other expenses decreased to $1,310,035 for the 2001 Year as compared to $1,501,829 for the 2000 Year. These expenses decreased through better management, including purchasing laser equipment instead of rental equipment, and reduction in utility, office supplies, travel and entertainment expenses. These are offset by an increase in our Board Member compensation. We also re-evaluated the method of applying repair and maintenance, transferring these expenses into cost of goods sold.

Total Selling, General and Administrative Expenses - These consolidated expense increased to $5,062,437 for the 2001 Year as compared to $2,536,922 for the 2000 Year. The increase is primarily attributable to the increased costs relating to our current litigation as well as depreciation and amortization offset by the decrease in other administrative expenses.

                                       15
Interest Expense - Our consolidated interest expense increased to $168,590 for the 2001 Year as compared to $28,672 for the 2000 Year. The increase in interest expense results from additional laser purchases for the laser center business and a $500,000 line of credit from Merrill Lynch.

Net Loss Our consolidated net loss increased to $2,706,211 or per share $0.12 for the 2001 Year as compared to a net loss of $192,008 or $0.01 per share during the 2000 Year. It is important to note that the entire loss for the 2001 period may be attributed to litigation expense and non-cash items such as depreciation and amortization, i.e. the cash operations of the company were substantially break-even.

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

Total current liabilities increased to $2,660,710 at December 31, 2001, from $2,568,378 at December 31, 2000, primarily due to an increase in deposits from our international distributors offset by payments paid to Premier.

SurgiLight anticipates that its current cash, cash equivalents, as well as anticipated cash flows from operations and additional capital contributions from debt and equity financing will be sufficient to meet its working capital needs for the next 12 months.

                                       16
Our future capital requirements will depend on many factors, the scope and results of pre-clinical studies and clinical trials, the cost and timing of regulatory approvals, research and development activities, establishment of manufacturing capacity and the establishment of the marketing and sales organizations and other relationships, acquisitions or divestitures, which may either involve cash infusions or require additional cash.

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





/s/  Parks, Tschopp, Whitcomb & Orr, P.A.


March 19, 2002
Maitland, Florida




                                SURGILIGHT, INC.

                                 Balance Sheets

                           December 31, 2001 and 2000

                                     Assets
                                                                                         2001                     2000
                                                                                   -----------------        -----------------
Current assets:
      Cash                                                                                $ 438,072              $ 1,773,701
      Accounts receivable, less allowances for doubtful accounts
         of $133,000 and $90,000                                                            302,691                  533,156
      Inventories (note 5)                                                                2,004,139                4,329,599
      Notes receivable (note 6)                                                             105,000                  246,000
      Other current assets                                                                  271,242                        -
                                                                                   -----------------        -----------------

            Total current assets                                                          3,121,144                6,882,456

Property and equipment, net of accumulated depreciation
      of $1,940,488 and $704,445 (note 7)                                                 1,107,749                1,845,257

Other assets:
      Inventories (note 5)                                                                4,014,296                        -
      Deposit                                                                                     -                   84,866
      Intangible assets, net of accumulated amortization
         of $282,446 and $84,226  (note 4)                                                  704,125                  730,305
      Investment in subsidiary                                                                    -                    5,000
                                                                                   -----------------        -----------------

            Total assets                                                                 $8,947,314               $9,547,884
                                                                                   =================        =================

                      Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued expenses                                              $1,403,175               $2,520,707
      Customer deposits                                                                     438,333                        -
      Current portion of long-term debt (note 8)                                            819,202                   47,671
                                                                                   -----------------        -----------------

            Total current liabilities                                                     2,660,710                2,568,378

Long-term debt less current installments (note 8)                                            96,241                  115,111
                                                                                   -----------------        -----------------

            Total liabilities                                                             2,756,951                2,683,489

Convertible debentures (note 8)                                                           2,477,666                2,688,880

Stockholders' equity:
      Common stock, $0.0001 par value; 30,000,000 shares
         authorized; 27,883,713 and 21,579,419 issued and outstanding                         2,789                    2,158
      Preferred stock, $0.0001 par value; 5,000,000 shares
         authorized; 62,000 issued and outstanding                                                7                        -
      Additional paid in capital                                                          9,020,404                6,772,378
      Treasury stock, 46,135 and 43,135 shares at cost                                     (202,095)                (196,824)
      Accumulated deficit                                                                (5,108,408)              (2,402,197)
                                                                                   -----------------        -----------------

            Total stockholders' equity                                                    3,712,697                4,175,515
                                                                                   -----------------        -----------------

            Total liabilities and stockholders' equity                                   $8,947,314               $9,547,884
                                                                                   =================        =================


See accompanying notes to financial statements.



                                SURGILIGHT, INC.

                            Statements of Operations

                     Years Ended December 31, 2001 and 2000

                                                                                                 2001                  2000
                                                                                           -----------------      ---------------

Revenue:
     Sales and lease equipment                                                                  $ 1,024,400          $ 1,064,413
     Surgical center fees                                                                         2,045,868            2,094,018
     Other                                                                                           79,708              105,404
                                                                                           -----------------      ---------------
                                                                                                  3,149,976            3,263,835

Cost of Sales                                                                                       644,297              933,383
                                                                                           -----------------      ---------------

               Gross profit                                                                       2,505,679            2,330,452

General and administrative expenses:
     Salaries and Benefits                                                                          958,034              531,226
     Advertising and Selling                                                                        136,728               83,092
     Administrative Other                                                                         1,310,035            1,501,829
     Professional fees                                                                            1,256,412              112,508
     Depreciation                                                                                 1,214,905              287,434
     Amortization                                                                                   186,323               20,833
                                                                                           -----------------      ---------------
                                                                                                  5,037,437            2,536,922

               Operating income (loss)                                                           (2,556,758)            (206,470)

Other income/expenses
     Interest income                                                                                 19,137               43,134
     Interest expense                                                                              (168,590)             (28,672)
                                                                                           -----------------      ---------------

               Net income (loss) before income taxes                                             (2,706,211)            (192,008)

     Income tax expense (note 9)                                                                          -                    -
                                                                                           -----------------      ---------------

               Net income (loss)                                                               $ (2,706,211)         $  (192,008)
                                                                                           =================      ===============

     Net income (loss) per share:
               Basic                                                                                  (0.12)               (0.01)
                                                                                           =================      ===============

               Diluted                                                                                (0.12)               (0.01)
                                                                                           =================      ===============

     Weighted average number of shares outstanding                                               23,155,492           21,596,890
                                                                                           =================      ===============



See accompanying notes to financial statements.

                                        3





                                SURGILIGHT, INC.

                            Statements of Cash Flows

                     Years ended December 31, 2001 and 2000

                                                                                         2001                  2000
                                                                                   -----------------      ----------------
Cash flows from operating activities:
     Net income (loss)                                                                 $ (2,706,211)           $ (192,008)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
         Depreciation                                                                     1,214,905               287,434
         Amortization                                                                       186,323                20,833
         Gain on disposal of equipment                                                      (22,428)                    -
         Stock issued for services                                                           47,000                     -
     Increase (decrease) in assets and liabilities, net
       of business acquisitions and dispositions
         Receivables                                                                        230,465              (185,480)
         Inventories                                                                       (491,234)           (3,492,110)
         Other assets                                                                      (271,242)             (478,880)
         Deposits                                                                            84,866               (57,500)
         Accounts payable                                                                  (575,746)            2,189,189
         Customer deposits                                                                  438,333                     -
                                                                                   -----------------      ----------------

              Net cash used in operating activities                                      (1,864,969)           (1,908,522)
                                                                                   -----------------      ----------------


Cash flows from investing activities:
     Notes receivable                                                                       141,000              (246,000)
     Purchases of equipment                                                                (454,969)             (519,065)
     Payments for patents                                                                   (30,000)                    -
                                                                                   -----------------      ----------------

              Net cash used in investing activities                                        (343,969)             (765,065)
                                                                                   -----------------      ----------------

Cash flows from financing activities:
     Proceeds from long-term debt                                                           847,651                15,361
     Repayment of long-term debt                                                            (94,990)             (154,843)
     Loans from shareholders                                                                      -               (26,000)
     Proceeds from sale of stock                                                            125,935             1,232,000
     Purchase of treasury stock                                                              (5,287)             (196,824)
     Proceeds from sale of debenture                                                              -             3,000,000
                                                                                   -----------------      ----------------

              Net cash provided by financing activities                                     873,309             3,869,694
                                                                                   -----------------      ----------------

Net increase (decrease) in cash                                                          (1,335,629)            1,196,107

Cash, beginning of year                                                                   1,773,701               577,594
                                                                                   -----------------      ----------------

Cash, end of year                                                                           438,072             1,773,701
                                                                                   =================      ================

Cash paid during the year for interest                                                    $ 107,109            $   33,323
                                                                                   =================      ================

Noncash financing activities and supplemental information:
     During the years ended December 31, 2001 and 2000, $770,868 and $311,120, respectively, of debentures were converted into shares of the Company's common stock.



See accompanying notes to financial statements.

                                        4



                                SURGILIGHT, INC.

                       Statements of Stockholders' Equity

                     Years ended December 31, 2001 and 2000

                                                                       Additional                                          Total
                                      Common Stock    Preferred Stock   Paid-In    Treasury   Deferred    Accumulated  Stockholders'
                                --------------------  ---------------  -----------
                                  Shares     Amount    Shares  Amount   Capital     Stock    Compensation   Deficit        Equity
                                ---------- ---------  -------- ------  ----------- --------- ------------------------- -------------
Balances at December 31, 1999   22,800,000   $ 2,280         -  $   -  $ 5,109,136   $     -     $     - $(2,210,189) $2,901,227


Sale of common stock
 - private placement               110,000        11         -      -    1,231,989         -           -           -   1,232,000
Sale of interest in AMTI                 -         -         -      -            -   (50,000)          -           -     (50,000)
Sale of interest in EMX                  -         -         -      -            -   (30,000)          -           -     (30,000)
Cancellation of treasury
 shares                         (1,420,000)     (142)        -      -      (79,858)   80,000           -           -           -
Purchase of common stock                 -         -         -      -            -  (196,824)          -           -    (196,824)
Common stock returned and
 cancelled                         (26,000)       (2)        -      -            2         -           -           -           -
Repurchase of interest in AMTI      26,000         2         -      -      199,998         -           -           -     200,000
Net loss                                 -         -         -      -            -         -           -    (192,008)   (192,008)
Conversion of debenture             89,419         9         -      -      311,111         -           -           -     311,120
                                ----------  --------    ------   ----   ----------  ---------  ---------  ----------- -----------

Balances at December 31, 2000   21,579,419   $ 2,158         -   $  -  $ 6,772,378 $(196,824)  $       - $(2,402,197) $4,175,515
                                ==========  ========    ======   ====   ==========  =========  =========  =========== ===========

Stock issued for services          195,833   $    20         -   $  -       46,980         -           -           -      47,000
Sale of common stock
 - private placement                50,880         5         -      -       32,929         -           -           -      32,934
Sale of preferred stock
 - private placement                     -         -    62,000      7       92,994         -           -           -      93,001
Conversion of debentures         2,055,289       205         -      -      770,523         -           -           -     770,728
Purchase of common stock                 -         -         -      -            -    (5,270)          -           -      (5,270)
Common stock returned
 and cancelled                      (3,000)        -         -      -      (45,000)        -           -           -     (45,000)
Escrow common stock subscribed   4,005,292       401                          (401)        -           -           -           -
Accrued stock compensation               -         -         -      -            -         -   1,350,000           -   1,350,000
Net loss                                 -         -         -      -            -         -           -  (2,706,211) (2,706,211)
                                ----------  --------    ------   ----   ----------  ---------  ---------  ----------- -----------

Balances at December 31, 2001  $27,883,713   $ 2,789    62,000   $  7   $7,670,403 $(202,094) $1,350,000 $(5,108,408) $3,712,697
                                ==========  ========    ======   ====   ==========  =========  =========  =========== ===========


See accompanying notes to financial statements.

                                        5
                                SURGILIGHT, INC.

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

                                        6
                                SURGILIGHT, INC.

                          Notes to Financial Statements

(1) Organization and Summary of Significant Accounting Policies - (Continued)
------------------------------------------------------------------------------

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

                                        7
                                SURGILIGHT, INC.

                          Notes to Financial Statements

(1) Organization and Summary of Significant Accounting Policies - (Continued)
------------------------------------------------------------------------------

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

                                        8
                                SURGILIGHT, INC.

                          Notes to Financial Statements

(1) Organization and Summary of Significant Accounting Policies - (Continued)
------------------------------------------------------------------------------

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

(p) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
----------------------------------------------------------------------------

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be

                                        9
                                SURGILIGHT, INC.

                          Notes to Financial Statements

(1) Organization and Summary of Significant Accounting Policies - (Continued)

(p) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
----------------------------------------------------------------------------

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

                                       10
                                SURGILIGHT, INC.

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

                                       11
                                SURGILIGHT, INC.

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

                                       12
                                SURGILIGHT, INC.

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

                                       13
                                SURGILIGHT, INC.

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

                                       14
                                SURGILIGHT, INC.

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

                                       15
                                SURGILIGHT, INC.

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


                                       16
                                SURGILIGHT, INC.

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

                                       17
                                SURGILIGHT, INC.

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

                                       18
                                SURGILIGHT, INC.

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

                                       19
                                SURGILIGHT, INC.

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

                                       20
                                SURGILIGHT, INC.

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

On April 11, 2002, the Company was named as a party defendant in a civil lawsuit filed in the United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against former CEO, J.T. Lin and Jeanette Lin, his wife, and Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against the Company. If successful the amount of the judgment could range from $1.2 to $1.7 million. The Company has cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and has taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. The Company intends to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin has indemnified the Company against any liabilities resulting from these actions. Although the ultimate disposition of the legal proceedings cannot be predicted with certainty, it is the position of the Company's management that it is not possible to estimate the amount of a probable loss. Accordingly, no provision for this matter has been made in the Company's financial statements.

                                       21
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

                                    PART III

Item 10. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

The table below sets forth the names of our executive officers and directors and information concerning them:



Name                                    Age         Position
Timothy J. Shea                         44          Senior Vice President, Chief Operating Officer

Rachel L. Siu, C.P.A.                   53          Chief Financial Officer (part-time)

Ming-yi Hwang, Ph.D.                    45          Vice President, Research and Development

Paul J. Miano                           41          Vice President of Cosmetic Laser Centers

Richard Reffner                         55          Vice President - of Plantation Laser Center

Colette Cozean, Ph.D.1,2,4,7            44          Chairwoman, Director

Joseph Allen 4,5                        57          Vice-Chairman, Director

Lee Chow, Ph.D. 2,6                     50          Director

Robert J. Freiberg, Ph.D. 1,3,6         63          Director

Stuart E. Michelson, Ph.D. ,2,4,6       49          Director

Louis P. Valente, C.P.A. . 1,3,5        70          Director

J.S. Yuan, Ph.D. 3,7                    43          Director

1 Office of the Chief Executive 2 Audit Committee 3 Compensation Committee 4 Special Committee 5 Staggered Term Ends 2002 6 Staggered Term Ends 2003 7 Staggered Term Ends 2004

Currently, all directors of the Company are elected on an annual basis for staggered three-year terms.

                                       39
Executive Officers and Employee Directors

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

Ming-yi Hwang, Ph.D. Dr. Hwang has served as Vice President of Research and Development for the Company since May 1998. He obtained his Ph.D. in Electrical Engineering from the UCF in 1992. He has more than 15 years experience in laser systems (hardware and software). From 1992 to 1995, he served as Director, R&D, of LaserSight, Inc. and from 1995 to 1998; he served as Research Director for Photon Data, Inc. He was one of the key people involved in the development of the Mini-Excimer, Compak-300, LaserScan-2000 for LaserSight.

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

                                       40
Richard Reffner: Mr. Reffner joined the Company as the Clinic Director of the Plantation Vision Center and as the Vice President of the Laser Centers, and was appointed as a Director in September 1998. He is responsible for the day-to-day operation of the Plantation Center, FL. Clinic. His duties include laser room operation and maintenance, to oversee of clinical operations, management of staff, develop and implementation of surgical training programs for physicians. Prior to joining the Company, from April to September 1998, he served as Clinic director of LCA-Vision, Plantation, FL; from 1997 to 1998, as Assistant Administrator at Tampa Eye Clinic, and from 1985 to 1997, as Director of Technical Service at Hawaiian Eye Center.

Former officer/director
J. T. Lin, Ph.D. Dr. Lin is the founder of the Company and served as Chairman of the Board, President and Chief Executive Officer from 1998 through July 2001, when he resigned from the positions of president and chairman due to personal reasons. In March 2002, Dr. Lin also resigned as a Director for personal reasons. Dr. Lin currently serves as Director of Business and New Technology Development, a non-official position. From 1994 through 1999, Dr. Lin was the founder, president, CEO and chairman of Photon Data, Inc, (PDI), which was acquired by SurgiLight, Inc. in March 1999. Dr. Lin was placed on administrative leave of absence in April 2002.


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

                                       41
On November 16, 1998, Photon Data, Inc. (PDI) consented to the entry of a Consent Decree of Condemnation and Permanent Injunction filed in the United States District Court, Middle District of Florida, Orlando Division regarding devices subject to the jurisdiction of the FDA. Dr. Lin was President and a director of PDI at the time the consent decree was entered. As part of the consent decree, PDI and each director and officer of PDI was permanently restrained from introducing or delivering for introduction into interstate commerce, manufacturing, selling, or distributing in the United States any device subject to the federal Food, Drug and Cosmetic Act (FD & C Act) unless
(i) there is in effect a premarket approval, (ii) a premarket notification submission has been filed and there is a finding by the FDA of substantial equivalence, or (iii) an investigational device exemption is in effect for the device. The consent decree also restrains any officer or director of PDI from manufacturing, selling or distributing in the United States any device subject to the FD & C Act that is adulterated or misbranded under the Act. . PDI is a predecessor entity to the Company, but, at the time the Company acquired PDI, Dr. Lin agreed to indemnify the Company against any liability that could arise out of this consent decree with the FDA. The Company has signed an agreement with TAO Enterprises, an entity owned by Dr. Lin, to sell to TAO all of the assets and business of the Company's international laser surgery centers and corresponding Excimer laser technologies. This sale will include the assumption by TAO of the obligations under the FDA consent decree, as those obligations relate solely to Excimer and UV laser technologies for corneal shaping and not the Company's current technology focus on Infrared lasers to treat Presbyopia.



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

                                       42
Joseph Allen. Mr. Allen was appointed as a Director and Vice-Chairman in July 2001. Since 1981, he has been the Chairman and CEO of Allen & Caron Inc., a privately held investor relation's agency with offices in California and New York (the company was founded as South Coast Communication Group in 1981 renamed Allen & Caron in 1996). Mr. Allen has also served on the boards of Ophthalmic Imaging Systems Inc. and Westergaard.com, neither of which was publicly traded at that time.

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

                                       43
Stuart E. Michelson, Ph.D. Dr. Michelson was appointed as a Director in July 2001 and is the Chairman of the Audit Committee. Dr. Michelson currently is the Roland and Sarah George Professor of Finance at Stetson University (2001 to the present). He was on the faculty of University of Central Florida (UCF) from 1997-2001, and was on the faculty of Eastern Illinois University from 1994 to 1997. He obtained his Ph.D. in Finance from the University of Kansas in 1991 and an M.B.A. from the University of Missouri in 1978. He is the Vice President Membership, Academy of Financial Services from 1999 to 2002. He is the Vice President of Program, Academy of Business Education. He has been a member of the Editorial Board of Journal of Current Research in Global Business, Journal of Business and Economic Perspectives, and Journal of Business Education and the Reviewer for Financial Practice and Education, Financial Services Review, The Quarterly Review of Economics and Finance, Managerial and Decision Economics, Journal of Financial Counseling & Planning, and Journal of Financial Education and Reviewer for International Board of Standards and Practices for Certified Financial Planners. He was also on the Charleston Recreation Foundation Board Committee from 1996 to 1997, Charleston School Board Technology Steering Committee from 1995 to 1997, and Chair of the Technology Advisory Committee at UCF from 1997 to the present. He has served as a Consulting Engineer for Burns & McDonnell and Design Engineer for Bendix Corporation (Allied Signal). Dr. Michelson had published over 20 Journal research articles.

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

                                       44
There are no family relationships among our directors or officers. Except as discussed above, none of the officers or directors has filed for bankruptcy, been convicted of crimes, or, other than Dr. Lin, who is not currently and office or director, subject to any court order restricting his involvement in business.

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

Director Compensation

We reimburse our directors for their reasonable expenses associated with attending meetings of the Board of Directors and a fixed cash compensation of $1,000 or $500 for each meeting or committee meeting attended by the director in person or telephonically, respectively. In addition, the Company has adopted a stock option plan that provides for the grants of incentive stock options under the Internal Revenue Code as well options that don't qualify as incentive options. At each annual meeting of the Board commencing in July 2001, each director will be granted a stock option under the plan to purchase 50,000 shares of common stock, with 20,000 option shares vesting immediately upon grant, and the remaining 30,000 option shares vesting in increments of 10,000 shares each on the first, second and third anniversaries of the date of grant. The option exercise price will be equal to the fair market price at the time options are granted. The Board or a Stock Option Committee appointed by the Board will approve all options. In July 2000, each of the Directors was granted an option for 4,000 shares at an exercise price of $5.75 per share. In April 2001, each director was granted an option for 6,000 shares at and exercise price of $1.50 per share. In addition, Dr. Cozean is compensated for her services as a regulatory consultant to us at a monthly rate of $10,000 plus 3,500 options at a 10% discount off of fair market value.

                                       45
Employment Agreements and Bonus Compensation

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



             Name and Address of Beneficial Owner                  Number of Shares
GEM Global Yield Fund, Ltd. (1)                                      3,986,048                   13.9%
Hunkins Waterfront Plaza
P.O. Box 556, Main Street
Nevis, West Indies

(2)                                                                 10,570,000                   36.9%
Voting Trust Committee of SurgiLight
12001 Science Drive, Suite 140
Orlando, Florida 32826

Joseph Allen (6)                                                        50,000                      *
10991 Coventry Place
Santa Ana, California 92705

Colette Cozean, Ph.D.(3,6)                                             144,000                      *
21581 Midcrest Drive
Lake Forest, California 92630

Lee Chow (6)                                                            60,000                      *
8603 Butternut Blvd.
Orlando, Florida 32817

Robert J. Freiberg, Ph.D. (6)                                           50,000                      *
112 River View Drive
Kalispell, MT 59901

Ming-yi Hwang                                                           16,000                      *
5366 Goldenrod Dr.
Orlando, Florida 32817

J.T. Lin                                                             5,064,000                   17.7%
4532 Carriage Trail (4)
Oviedo, Florida 32765

Stuart E. Michelson, Ph.D.(6)                                           55,000                      *
5680 S. Lake Burkett Lane
Winter Park, Florida 32792

Timothy J. Shea (5)                                                     46,000                      *
189 Winding Oaks Lane
Oviedo, Florida 32765

Rachel Siu                                                              10,000                      *
5100 Old Howell Branch Road
Winter Park, Florida 32792

Louis P. (Dan) Valente (6)                                              50,000                      *
44 Concord Road
Weston, Massachusetts 02493

J.S. Yuan, Ph.D. (6)                                                    76,000                      *
8227 Riviera Shore Ct.
Orlando, Florida 32817

All Officers and Directors as a group
(13 persons)

* Less than 1%                                                     20,177,048                  70.48%



                                       47
(1) Includes shares of common stock underlying the warrants for 200,000 and 99,172 shares, respectively, issued in connection with the GEM debenture financing As of December 31, 2001, GEM has converted approximate 2,147,868 shares of the escrow commons stock at an averaged price of $1.29 per share. The exercise price of warrants is $7.50, and $0.1 per share, respectively.

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

                                       48

(4) Includes (a) 1,064,000 shares owned by Dr. J.T. Lin, a 10% shareholder and a former director of the Company, and (b) 4,000,000 shares owned by Lin Family Partners, Ltd. All of such shares are subject to a Voting Trust Agreement dated June 6, 2001 between Dr. Lin and affiliated shareholders and a Voting Trust Committee of SurgiLight, with respect to the voting of the shares. Dr. Lin retains the sole investment or dispositive authority with respect to 1,064,000 of the shares, and shares dispositive authority with respect to 4,000,000 shares beneficially owned by Lin Family Partners, Ltd.

(5) Includes 26,000 shares of restricted common stock and 4,000 shares of stock options exercisable in three years.

(6) Includes options to purchase 50,000 shares of common stock , with 20,000 option shares vesting immediately upon grant, and the remaining 30,000 options vesting in increments of 10,000 shares each on the first, second and third anniversaries of the date of grant.

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

                                       49
Item 13. Exhibits and Reports on Form 8-K

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

                                       50





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

                                       51
b) Reports on Form 8-K

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



                                       52




By:  /s/  Lee Chow                                       Date: March 31, 2002
     ---------------
          Lee Chow, Ph. D.
          Director


  By:  /s/  Colette Cozean                               Date: March 31, 2002
       -------------------
            Colette Cozean, Ph. D.
            Director


By:  /s/  Stuart E. Michelson                            Date: March 31, 2002
     ------------------------
          Stuart E. Michelson, Ph. D.
          Director

By:  /s/  Louis P. (Dan) Valente                         Date: March 31, 2002
     --------------------------
          Louis P. (Dan) Valente, C.P.A.
          Director

By:  /s/  J. S. Yuan                                     Date: March 31, 2002
     ----------------
          J. S. Yuan, Ph. D.
          Director

By:  /s/  Robert J. Freiberg                             Date: March 31, 2002
     -----------------------
          Robert J. Freiberg, Ph. D.
          Director

                                       53
                                  Exhibit 10.4

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


                      having a business mailing address at

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

                                       54
2. Obligations of Distributor:

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

                                       55
Distributor shall set the pricing for the lasers at its own discretion. However, such pricing shall be reasonably similar with the Company's International Pricing Policy.

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

The Company will provide upgrades and enhancements for all technology, including but not limited to, hardware, software, equipment and accessories during the term of this Agreement. All new products shipped will be provided with the upgrades or enhancements. Existing product placed by the Distributor will be upgraded at cost. This technology protection does not apply to technological advances or new products.
                                       56
5. Prices and Payment

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

                                       57
7. Delivery:

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

                                       58
Routine maintenance such as cleaning, aligning and adjusting for wear and tear from normal use is not warrantied by The Company. The Distributor will be responsible for regular maintenance of the Products. The Distributor will also be responsible for all service and inservice of the Products. If the Product is under warranty, the Company shall provide replacement parts to the Distributor for no cost and the Distributor shall service the Product.

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

                                       59
If Distributor defaults in any payment due The Company for Products purchased under this Agreement and such default continues unremedied for a period of fifteen (15) days following The Company's notice of default, The Company may automatically terminate this agreement at that time. If Distributor shall be acquired or reorganized or The Company may terminate this Agreement at its sole option.

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

                                       60
14. Governing Law:

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

                                       61
The Company's liability under this Agreement will not exceed the lessor of the amounts received by The Company from Distributor under this Agreement in the most recent twelve month period and $100,000. In no event will The Company have any liability for any special, indirect, or consequential damages, including, without limitation, damages for lost profits, loss of data or costs of procurement of substitute goods or services, arising in any way out of this Agreement under any cause of actions, whether or not The Company has been advised of the possibility of such damages. These limitations will apply notwithstanding the failure of the essential purpose of any limited remedy.

                                       62
Intending to be legally bound, the parties hereto have executed this Agreement on the date first written above.



SURGILIGHT, INC.                                       _________________________
BY: _________________________                       BY:_________________________


----------------------------                           -------------------------
         Title                                                   Title

----------------------------                           -------------------------
         Date                                                     Date
                                       63


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

                                       64
(b) MANUFACTURER shall maintain at its GMP Facility all equipment necessary to fully inspect and test the performance and quality of the EX-308 units manufactured by MANUFACTURER.

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

                                       65
7. Pricing. Subject to the terms and conditions of this Agreement, SURGILIGHT shall pay MANUFACTURER the sum of $5,000.00 (the "Unit Price") for each EX-308 manufactured in accordance with SURGILIGHT'S technical specifications set forth in Exhibit "A" to this Agreement and in conformity with all applicable FDA, GMP/QSR and ISO 9001 standards, rules and regulations. The Unit Price for each completed EX-308 shall be due MANUFACTURER upon inspection and acceptance of each EX-308 by SURGILIGHT.

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

                                       66
(i) If such data or information is within public knowledge without breach of this Agreement by the recipient;
(ii)  If such data or information is lawfully obtainable from other sources;
(iii) If such data or information was known to the recipient prior to disclosure to it by the other party to the Agreement; or
(iv)  If such data or information is independently developed by the recipient.


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

                                       66
11. Indemnification. SURGILIGHT will defend, at its own expense, any suit or proceeding against MANUFACTURER in a court of the United States for the direct infringement of United States patents and trademarks by the EX-308 laser systems manufactured pursuant to this Agreement and will pay all damages and costs finally awarded against MANUFACTURER because of direct infringement.

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

                                       67
19. Notices. Notices, requests, consents and other communications required or permitted under this Agreement shall be in writing and shall be sent by registered or certified mail, postage prepaid, return receipt requested or by facsimile transmission if confirmed by a fax confirmation page to SURGILIGHT and MANUFACTURER at their respective addresses set forth on the signature page hereto. Either party may change its address by written notice to the other.

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



                                       68
                              DISTRIBUTOR AGREEMENT

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

                                       69
Prior to return of a unit, or any portion thereof, SurgiLight, Inc., MUST be consulted to avoid unnecessary shipping. If return of the equipment is deemed necessary, a Return Materials Authorization "RMA" number will be assigned. This number must be recorded on the outside of the shipping container.

SurgiLight, Inc.
                               12001 Science Drive
                                    Suite 140
                                Orlando, Florida
                              Phone: (407) 482-4555
                               Fax: (407) 482-0505
                           Email: SurgiLight19@AOL.com

                                       70
                                   Exhibit 21



                             Jurisdiction of Incorporation
Name                                or Organization          % Ownership
---------------------------  -----------------------------   -----------

Advanced Medical
Laser Service, Inc.                    Florida                   100%





                                  End of Filing