Form 10QSB
period 2002-03-31
SURGILIGHT INC
filed 2002-05-15
CIK 1070289

--------------------------------------------------------------------------------
SEC      Potential persons who are to respond to the collection
2344 (5  of information contained in this form are not required to respond
-99)     unless the form displays a currently valid OMB control number.
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                  For the quarterly period ended March 31, 2002
                                                                 --------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                   For the transition period from                to
                                                  -------------     -----------


                         Commission file number           0-24897
                                                 ------------------------

                                SurgiLight, Inc.
    -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                          35-1990562
    ---------------------------                         ----------------
  (State or other jurisdiction                (IRS Employer Identification No.)
   of incorporation ororganization)

                2001 Science Drive, Suite 140, Orlando, FL 32826
              -----------------------------------------------------
                    (Address of principal executive offices)

                                ( 407) 482- 4555
                                 ---- --- -----
                           (Issuer's telephone number)

         ---------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [x ] No [  ]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,622,040
                                                  ----------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                         PART I -- FINANCIAL INFORMATION

                          Item 1. Financial Statements.

SurgliLight, Inc
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                                                  UNAUDITED                 AUDITED
                                                                                  March 31,              December 31,
ASSETS                                                                               2002                    2001
CURRENT ASSETS:
  Cash and cash equivalents                                                        $ 396,907               $ 438,072
  Accounts receivable - net of allowance for doubtful
    accounts of $133,000 in 2002 and $90,000 in 2001                                 976,296                 302,691
  Inventory                                                                        1,903,412               2,004,139
  Notes receivable                                                                   105,000                 105,000
  Other current assets                                                               397,721                 271,243
                                                                                    --------                --------
           Total current assets                                                    3,779,336               3,121,145
Property and equipment, net of accumulated depreciation                              897,478               1,107,749
   of $746,260 and $1,940,488
Other Assets:
   Accounts Receivable - Long term                                                   166,000                       -
   Inventories-Long term                                                           4,014,296               4,014,296
   Intangible assets, net of accumulated amortization
    of $308,771 and $282,446                                                         677,800                 704,125
                                                                                    --------                --------

TOTAL                                                                           $ 9,534,910              $ 8,947,315
                                                                                ============            ============
Liabilities and Stockholders Equity
Current liabilities:
  Accounts payable and accrued expenses                                          $ 1,022,958             $ 1,403,175
  Customer deposits                                                                  675,333                 438,333
  Current portion of long term debt                                                  672,934                 819,202
                                                                                    --------                --------
           Total current liabilities                                               2,371,225               2,660,710
                                                                                  ----------              ----------
Long term debt less current installments                                             204,582                  96,241
                                                                                    --------                 -------
           Total liabilities                                                       2,575,807               2,756,951

Convertible debentures                                                             2,429,043               2,477,666
Stockholders' equity
Common stock, $0.0001 par value; 30,000,000 shares authorized                          2,862                   2,789
28,622,040 and 27,883,713 issued and outstanding
Preferred stock, $0.0001 par value; 5,000,000 shares authorized                            7                       7
62,000 issued and outstanding
  Additional paid-in capital                                                       9,172,793               9,020,403
  Treasury Stock                                                                    (202,094)               (202,094)
  Accumulated deficit                                                             (4,443,508)             (5,108,408)
                                                                                ------------            ------------
           Total stockholders' equity                                              4,530,060               3,712,698
                                                                                ------------            ------------
TOTAL                                                                           $  9,534,910             $ 8,947,315
                                                                                ============            ============


SurgiLight, Inc.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------

                                                                                   UNAUDITED                     UNAUDITED
                                                                                              Three Months Ended
                                                                                   March 31,                     March 31,
                                                                                      2002                         2001

REVENUES                                                                            $1,433,872                   $ 647,000

COST OF REVENUES                                                                       179,925                     119,000
                                                                                      --------                     -------

           Gross profit                                                              1,253,947                     528,000

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
  Advertising and selling                                                               35,644                      21,260
  Professional fees                                                                    171,676                     160,899
  Salaries and benefits                                                                254,341                     173,113
  Depreciation and amortization                                                        119,177                     139,840
  Administrative and other                                                             200,290                     182,888
                                                                                      --------                    --------

           Total selling, general, and administrative expenses                         781,128                     678,000
                                                                                      --------                    --------

           Operating income (loss)                                                     472,819                    (150,000)

Interest expense (income)                                                               20,374                     (14,000)
Gain (loss) on sale of asset                                                           212,455                           -
Loss on foreign currency translation                                                         -                           -
                                                                                      --------                     -------

Net income (loss)                                                                    $ 664,900                  $ (136,000)
                                                                                      ========                     =======

NET GAIN (LOSS) PER SHARE - Basic and diluted                                        $    0.02                  $    (0.01)
                                                                                      ========                     =======

WEIGHTED AVERAGE SHARES USED IN CALCULATING
BASIC AND DILUTED LOSS PER SHARE                                                    28,622,040                  21,663,000
                                                                                    ==========                  ==========


                                SURGILIGHT, INC.

                            Statements of Cash Flows

               for the three months ended March 31, 2002 and 2001

                                                                                  2002                2001
                                                                            ------------------  ------------------
Cash flows from operating activities:
     Net income (loss)                                                              $ 664,900          $ (136,000)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Depreciation                                                                 92,852              72,000
          Amortization                                                                 26,325               5,000
          Gain on disposal of equipment                                              (212,455)                  -
          Stock issued for services                                                         -                   -
     Increase (decrease) in assets and liabilities, net
       of business acquisitions and dispositions
          Receivables                                                                (839,605)             16,000
          Inventories                                                                 100,727             (15,000)
          Notes receivable                                                                  -              35,000
          Other assets                                                               (126,479)            (12,000)
          Deposits                                                                          -                   -
          Accounts payable                                                           (276,376)         (1,338,000)
          Customer deposits                                                           237,000                   -
                                                                            ------------------  ------------------

               Net cash provided by (used in) operating activities                   (333,111)         (1,373,000)
                                                                            ------------------  ------------------

Cash flows from investing activities:
     Purchases of equipment                                                            (2,126)            (33,000)
     Purchases of investment                                                                               (8,000)
     Proceeds from sale of equipment                                                  332,000
     Payments for patents                                                                   -                   -
                                                                            ------------------  ------------------

               Net cash used in investing activities                                  329,874             (41,000)
                                                                            ------------------  ------------------

Cash flows from financing activities:
     Proceeds from long-term debt                                                           -             150,000
     Repayment of long term borrowing                                                       -              (3,000)
     Repayment of notes payable                                                       (37,928)                  -
     Loans from shareholders                                                                -                   -
     Proceeds from sale of stock                                                            -                   -
     Stock issuance cost                                                                    -                   -
     Purchase of treasury stock                                                             -                   -
     Proceeds from sale of debenture                                                        -                   -
                                                                            ------------------  ------------------

               Net cash provided by financing activities                              (37,928)            147,000
                                                                            ------------------  ------------------

Net increase (decrease) in cash                                                       (41,165)         (1,267,000)

Cash, beginning of year                                                               438,072           1,774,000
                                                                            ------------------  ------------------

Cash, end of year                                                                     396,907             507,000
                                                                            ==================  ==================

Cash paid during the year for interest                                               $ 20,374                 $ -
                                                                            ==================  ==================

Noncash financing activities and supplemental information:
     During the three months ended March 31, 2002 $16,464, of debentures were converted into shares of the Company's common stock.



SurgiLight, Inc.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED MARCH 31, 2002 AND FOR THE YEAR ENDED DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------------------------


                                                                            Prefered              Additional
                                                  Common                      Stock                 Paid-in
                                        Shares            Amount      Shares       Amount           Capital
                                        ------------------------------------------------------------------

                                       21,579,419         $ 2,158           0        $ 0          6,772,378
                                      -----------        --------          --       ----         ----------
Balance at December 31, 2000           21,579,419           2,158                                 6,772,378

Stock issued for services                 195,833              20                                    46,980
Sale of common stock                            -               -                                         -
 - private placement                       50,880               5                                    32,929
Sale of preferred stock                         -               -                                         -
 - private placement                            -               -      62,000          7             92,994
Conversion of debentures                2,055,289             205                                   770,523
Purchase of common stock                        -               -                                         -
Common stock returned                           -               -                                         -
   and cancelled                           (3,000)              -                                   (45,000)
Escrow common stock subscribed          4,005,292             401                                      (401)
Accrued stock compensation                      -               -                                         -
    Net Income (Loss)                          -               -            -          -                  -
                                               --              --          --         --                 --
Balance at December 31, 2001           27,883,713         $ 2,789      62,000        $ 7        $ 7,670,403
                                      ===========        ========     =======       ====       ============

Issuance of deferred stock                514,706              50                                   174,950
Issuance of stock in lieu of payment      223,621              23                                    56,440
Debt forgiveness                                -               -                                    96,000
    Net Income (Loss)                           -               -           -          -                  -
                                               --              --          --         --                 --
Balance at March 13, 2002              28,622,040         $ 2,862      62,000        $ 7        $ 7,997,793
                                      ===========        ========     =======       ====       ============



                                        Deferred                                   Total
                                    Compensation/      Accumulated  Treasuary    Stockholders'
                                         Other            Deficit    Stock         Equity





Balance at December 31, 2000                    -      (2,402,197)   (196,824)  4,175,515
                                               --    ------------  ----------   ---------
Stock issued for services                              (2,402,197)   (196,824)  4,175,515
Sale of common stock                                                               47,000
 - private placement                                                                    -
Sale of preferred stock                                         -           -      32,934
 - private placement                                            -           -           -
Conversion of debentures                                        -           -      93,001
Purchase of common stock                                        -           -     770,728
Common stock returned                                           -      (5,270)     (5,270)
 and cancelled                                                                          -
Escrow common stock subscribed                                                    (45,000)
Accrued stock compensation              1,350,000               -           -   1,350,000
 Net Income (Loss)                              -      (2,706,211)          -  (2,706,211)
                                               --    ------------          --  ----------
Balance at December 31, 2001           $1,350,000     $(5,108,408) $(202,094)  $3,712,697
                                     ============  ============== =========== ===========


Issuance of deferred stock               (175,000)              -           -           -
Issuance of stock in lieu of payment                            -                  56,463
Debt forgiveness                                                -                  96,000
 Net Income (Loss)                              -         664,900           -     664,900
                                               --        --------          --     -------
 Balance at March 31, 2002             $1,175,000     $(4,443,508)  $(202,094) $4,530,060
                                     ============  ============== ===========  ==========


Surgilight Inc. AND SUBSIDIARIES

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

        The accompanying condensed unaudited consolidated financial statements of SurgiLight, Inc., and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X and the instructions of Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying condensed unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2001 and 2000, including the notes thereto, and the other information included in the Company's most recent filing on Form 10-KSB, which was filed with the Securities and Exchange Commission, SEC, on April 13, 2001. The 10-KSB was refiled in its entirety on April 29, 2002 to correct certain errors in the original 10-KSB filing and to revise certain of the disclosures contained in such original filing. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this filing. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002.

        Reverse Acquisition - In March 1999 the Company (SurgiLight, Inc.) acquired all shares and intellectual property of Photon Data, Inc. ("PDI") by a stock swap of issuing 8,145,000 shares of the Company's common stock to the shareholders of PDI. Also in March 1999 the Company acquired 100% of Advanced Medical Laser Service, Inc. ("AMSLI") (formerly known as Advanced Marketing Technology, Inc.) stock in exchange for 2,360,000 shares of common stock, which were to be delivered based on selected performance criteria, 20% were delivered immediately to the shareholders of AMSLI and the remaining 80% were to be held in escrow by the Company until AMSLI met its performance criteria. The fair market value of asset acquired was $93,511. In March 1999 the Company also acquired 100% of EMX, Inc. stock in exchange for 230,000 common shares. The fair market value of assets acquired was valued at $ 22,667. On March 31, 1999, the Company acquired MAS Acquisition III Corporation (the Merger) accordingly the Company exchanged 10,394,330 shares of the Company's common stock for 10,394,330 shares of MAS Acquisition III, Corp. common stock. The transaction was accounted for in a manner similar to a reverse acquisition, as if MAS Acquisition III Corp. acquired the Company. The net assets for MAS Acquisition III Corp. were not adjusted in connection with the reverse acquisition since they were monetary in nature. In connection with the acquisition, the name of MAS Acquisition III, Inc. was changed to SurgiLight, Inc. Immediately subsequent the Company filed with the SEC form 14f-1(see filing 14F-1 dated March 31,1999 for greater detail). As a result of this reverse purchase accounting treatment, (i) the historical financial statements of the Company for periods prior to the date of the merger are those of SurgiLight, Inc.; (ii) all reference to the financial statements of the "Company" apply to the historical financial statements of SurgiLight prior to the merger and to the consolidated financial statements of the Company subsequent to the merger.

        Acquisitions and Dispositions - Effective January 1, 2000, the Company sold 55% of its interest in the net assets of AMLSI in exchange for 1,260,000 shares of the Company's common stock. The shares were subsequently cancelled. In the third quarter of 2000, the Company entered into an agreement with AMLSI to reacquire the remaining 55% interest in exchange for 26,000 shares of common stock. At the date of purchase, the fair market value of the stock issued in connection with the repurchase amounted to approximately $200,000. The Company reacquired the AMLSI cosmetic mobile center to diversify its technology as it moved into the Regulatory phase of its technology development. Also on January 1, 2000, the Company sold 85% of its interest in EMX for approximately $500,000, in exchange for 150,000 shares of EMX's common stock. EMX is to pay the Company $300,000 by December 31, 2003. EMX can also exercise an option to buy back the remaining 15% from SurgiLight for approximately $200,000 by January 31,2004. If EMX does not exercise this option, then EMX is obligated to pay the Company 10% of its gross profits quarterly over an unspecified period of time.

        In October 2000, the Company acquired the inventory and technology of the ophthalmic laser division of Premier Laser Systems. The main component of this inventory and technology is an infrared laser, which is now the product supporting the core business of the Company's lasers in Presbyopia medical trials. The inventory consisted of Raw Materials and Finished Goods laser systems. The purchase price, including legal fees of $20,000, was $3,745,000 and was allocated as follows: $2,800,000 to inventory, and $945,000 to intangible assets consisting of technology, patents and FDA approval. In June 2001, the Company reevaluated the intangible assets and $600,000 was reallocated to inventory. On December 26, 2001, the Company became the successor to Premier under a bankruptcy court decision. The Company acquired several additional technologies including two diode systems and approximately $3 million in additional inventory of the infrared erbium laser for $1.7 million, consisting of $350,000 in cash and $1,350,000 payable in common stock between December, 2001 and July, 2002.

2.      Summary of Significant Accounting Policies

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles accepted in the United States of America. The following is a summary of significant accounting policies:

        Principles of Consolidation - The consolidated financial statements include the Company and its wholly owned subsidiaries, AMLSI, and Plantation. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

        Earnings Per Share - In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company has reported basic earnings per share and diluted earnings per share. The diluted weighted average common shares outstanding include no impact of the assumed exercise of 215 warrants with an exercise price of 125%
       (see Note 6 - Commitments and Contingencies) because the effect of the assumed conversion had an anti-dilutive effect.

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

        Intangible Assets - Intangible assets consist of patents and goodwill. Intangibles are amortized on a straight-line basis over twenty, fifteen and three years, respectively.

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

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is not expected to have a significant impact on the Company's financial position at transition. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

        Comprehensive Income - SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

        Net Gain (Loss) Per Share Information - Basic and diluted gain and/or loss per share is computed based on the weighted average shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential common stock issuances using the treasury stock method. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

        The following table sets forth the calculation of net gain (loss) per share for the three-month period ended March 31, 2002 and 2001:


                                                         UNAUDITED      AUDITED
                                                           2002           2001

Net income (loss)                                        $ 664,900    $ (136,000)
                                                         ==========   ==========

Weighted average shares outstanding                     28,622,040    21,663,000
                                                        ===========   ==========

Net income (loss) per share - basic and diluted             $ 0.02       $ (0.01)
                                                           =======    ==========

        For the period ended March 31, 2002 the Company had common equivalent shares outstanding that could potentially dilute earnings per share in the future. The potential numbers of common shares into which these outstanding securities are convertible are as follows as of March 31, 2002:


Warrants issued with private placement of Preferred stock            15,500
Warrants issued with Debenture (GEM)                                200,000
                                                                    -------
                                                                    215,500
                                                                    =======



3.   Property and Equipment

      Property and equipment consists of the following as of March 31, 2002 and December 31, 2001:


                                                                UNAUDITED            AUDITED
                                                                   2002                2001

Computer equipment                                                 89,385            87,259
Furniture, fixtures, and equipment                                385,346           385,346
Laser equipment                                                   412,600         1,819,225
Laboratory equipment                                              156,156           156,156
Cosmetic center mobil laser centers (vehicles)                     77,749            77,749
US Laser equipment                                                522,502           522,502
                                                                 --------          ---------

                                                                1,643,738         3,048,237
Less accumulated depreciation                                    (749,260)       (1,940,488)
                                                                 ---------       -----------

                                                                 $894,478        $1,107,749
                                                                 ========        ==========

Depreciation expense for the three-month period ended March 31, 2002 was $92,852.

4.   Intangible Assets

     Intangible assets consist of the following as of March 31, 2002 and December 31, 2001:


                                                        UNAUDITED             AUDITED
                                                           2002                 2001

Goodwill                                               $ 685,691            $ 685,691
Patents                                                  180,000              180,000
FDA & Loan Costs                                         120,880              120,880
                                                        --------             -------

                                                         986,571              986,571
Less accumulated amortization                           (308,771)            (282,446)
                                                        --------            ---------

                                                       $ 677,800            $ 704,125
                                                       ==========           =========

Amortization expense for the three-month period ended
March 31, 2002 was $26,325.

5. Common Stock Issued for a Distribution and Licensing Agreement - In March 1999, the Company acquired an exclusive distribution and licensing agreement from GAM for consideration consisting of 50,000 unregistered shares of $.0001 par value common stock.

        Stock Split- In January 2000, the Company affected a 2 for 1 stock split for the shareholders of record as of January 25, 2000. Accordingly, all share and per share information has been adjusted.

6. Commitments and Contingencies

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

        On February 13, 2002, the Company entered into a convertible debenture purchase agreements with Knobbe, Marten, Olsen & Bear, L.L.P. for the purchase of a convertible debenture in the principal amount of Six Hundred and Ten Thousand Dollars ($610,000); GAM Laser, Inc. for the purchase of a convertible debenture in the principal amount of Seventy Five Thousand Dollars ($75,000); and McClane Tessitore for the purchase of a convertible debenture in the principal amount of Seventy Three Thousand Five Hundred Dollars ($73,500). None of these debentures accrues any interest and each matures on December 31, 2002. Also, each of these debentures is convertible at any time prior to maturity into shares of the Company's common stock. On February 14, 2002, the Company filed a registration statement on Form SB-2 with respect to the shares of the common stock underlying these debentures.

        Sale of Excimer Laser Systems - In March, 2002, the Company entered into a binding letter of intent to sell the assets and associated liabilities of its approximately 20-excimer laser systems including a royalty income stream from the International Laser Eye Centers (LEC). The purchaser, Orlando-based Tao Enterprises, is paying $332,000 for the assets, with an additional $50,000 to be based on clinical revenues.


                                     ******


Item 2. Management's Discussion and Analysis or Plan of Operation.

The Management's Discussion and Analysis of the Financial Condition and Results of Operations reviews past performance and, where appropriate, states expectations about future activities in forward-looking statements. Future results may differ from expectations.

Revenues - The Company's consolidated net revenues for the three months ended March 31, 2002 (2002 Quarter) increased by approximately 122% to $1,433,872 from $647,000 for the three months March 31, 2001 (2001 Quarter). The increase in revenue is primarily due to increased sales of the OptiVision Laser.

Cost of Revenues - Increased approximately 51% to $179,925 for the 2002 Quarter as compared to $119,000 for the 2001 Quarter. This increase generally reflects the increased sales levels.

Advertising and Selling - Expenses increased to $35,644 for the 2002 Quarter as compared to $21,260 for the 2001 Quarter. It is anticipated that these expenses will continue to increase as the Company attends additional tradeshows, revises its' literature to reflect results from the increased clinical activity, and begins to sell additional units for use in clinical trails.

Professional Fees - Expenses increased to $171,676 for the 2002 Quarter as compared to $160,899 for the 2001 Quarter.

Salaries & Benefits - Expenses increased to $254,341 for the 2002 Quarter as compared to $173,113 for the 2001 Quarter. This increase was primarily due to consulting fees and payoffs of accrued payroll benefits.

Depreciation and Amortization - Expenses decreased to $119,177 for the 2002 Quarter as compared to $139,840 for the 2001 Quarter. The decrease in depreciation resulted primarily from the sale of the remote equipment associated with the Company's International Laser Centers. The decrease in amortization resulted from the adoption of SFAS No. 142 requiring companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001.

Administrative and Other - Expenses increased to $200,290 for the 2002 Quarter as compared to $182,888 for the 2001 Quarter. These expenses increased due to the increase in contract labor required to assist with regulatory issues as well as increases in general administration expenses.

Total Selling, General and Administrative - Expenses increased to $781,128 for the 2002 Quarter as compared to $678,000 for the 2001 Quarter.

Interest Expense (Income) - Increased to $20,374 for the 2002 Quarter as compared to ($14,000) for the 2001 Quarter. This increase in net interest expense results from additional laser purchases for the laser center business and a $500,000 line of credit from Merrill Lynch.

 Net Income - increased to $664,900 or .02 cents per share for the 2002 Quarter as compared to a net loss of $136,000 or .01 cent per share during the 2001 Quarter. The favorable increase in net income can be attributable to the increase in clinical sales of the OptiVision Laser and from the gain realized on the sale of the Excimer Laser Systems to Tao Enterprises.

 Liquidity and Capital Resources

 As of March 31, 2002, the Company had unrestricted cash and cash equivalents of $396,097 and a working capital surplus of approximately $1.57 million as compared to $438,072 of unrestricted cash and cash equivalents and working capital surplus of approximately $ 460,000 at December 31,2001. The decrease in cash can be primarily attributed to payments to reduce the amount owed to Premier and well as payments for the increased litigation expenses. The increase in the working capital surplus is primarily due to the increased sales of OptiVision.

 Accounts payable decreased to $1,022,958 at March 31, 2002 as compared to $1,403,175 at December 31, 2001 primarily as a result of payments to Premier. Included in accounts payable at March 31, 2002 is approximately $325,000 still owed to Premier.

 Other current liabilities increased to $1,348,267 at March 31, 2002 from $1,257,535 at December 31, 2001, primarily due to the increase in customer deposits recorded. Of the 2,150,000 shares escrowed for the convertible debenture issued to GEM, 2,147,868 shares were converted.

 The Company anticipates that its current cash, cash equivalents, as well as anticipated cash flows from operations and additional capital contributions from private placements, will be sufficient to meet its working capital needs for the next 12 months.

 The Company's future capital requirements will depend on many factors, the scope and results of pre-clinical studies and pre-clinical trials, the cost and timing of regulatory approvals, research and development activities, establishment of manufacturing capacity, and the establishment of the marketing and sales organizations and other relationships, acquisitions or divestitures, which may either involve cash infusions or require additional cash.

 The Company is seeking additional sources of financing, which may include short- term debt, long- term debt or equity. However there is no assurance that the Company will be successful in raising additional capital. The Company's ability to meet its' working capital needs will be dependent on the ability to sign additional distribution and licensing arrangements, achieve a positive cash flow from operations, and achieve and sustain profitable operations.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

Advanced Medical Laser Services of America, Inc. ("Advanced") and Paul Miano ("Miano") filed a lawsuit against the Company on September 26, 2001, alleging a breach of contract for the Company's alleged failure to pay up to $1,000,000 of working capital. The Company and its counsel believe that this lawsuit is without merit and immaterial and continues to vigorously defend itself against this claim. Miano has recently changed counsel and we are now actively engaged in settlement negotiations.

On April 11, 2002, the Company was named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against the Company. The Company has cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and has taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. The SEC has notified the Company that the SEC will stay any civil proceedings pending the outcome of the ongoing criminal proceedings. Dr. Lin has agreed to indemnify the Company against any liabilities resulting from these actions.

Item 2. Changes in Securities

As of March 31, 2002, there were 28,622,040 shares of common stock issued and outstanding, held by approximately 1,350 shareholders.

In February 13, 2002, the Company entered into a convertible debenture purchase agreements with Knobbe, Marten, Olsen & Bear, L.L.P. for the purchase of a convertible debenture in the principal amount of Six Hundred and Ten Thousand Dollars ($610,000); GAM Laser, Inc. for the purchase of a convertible debenture in the principal amount of Seventy Five Thousand Dollars ($75,000), and McClane Tessitore for the purchase of a convertible debenture in the principal amount of Seventy Three Thousand Five Hundred Dollars ($73,500). None of these debentures accrues any interest and each matures on December 31, 2002. As of December 31, 2001 accounts payable were reduced to reflect this transaction. Each of these debentures is convertible at any time prior to maturity into shares of the Company's common stock. On February 14, 2002 the Company filed a registration statement on Form SB-2 with respect to the shares of common stock underlying these debentures.


Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

3.1 (1)

Articles of Incorporation of SurgiLight, Inc., as amended to date.


3.2 (1)

Bylaws of SurgiLight, Inc., as amended to date.


4.1 (2)

Specimen of Common Stock certificate.


4.2(3)

Convertible Debenture Purchase Agreement by and among GEM Global Yield Fund Limited and SurgiLight, Inc., dated as of June 30, 2000.


4.3(3)

3% Convertible Debenture Due November 8, 2003.


4.4(3)

Warrant to Purchase Common Stock of SurgiLight, Inc.


4.5(3)

Registration Rights Agreement between SurgiLight, Inc. and GEM Global Yield Fund Limited, dated as of June 30, 2000.


4.6(3)

Debenture and Warrant Shares Escrow Agreement by and among SurgiLight, Inc., Kaplan Gottbetter & Levenson, LLP and GEM Global Yield Fund Limited, dated as of June 30, 2000.


4.7(3)

Warrant to Purchase Common Stock of SurgiLight, Inc.



4.8(3)

Agreement between SurgiLight, Inc. and Chai Chuan Chen, dated
October 12, 2000


4.9(3)

Agreement between SurgiLight, Inc. and Hsueh-Yueh Chang, dated October
12, 2000.


9(4)

Amended and Restated Voting Trust Agreement dated March 14, 2002 between Voting Trust Committee of SurgiLight, Inc., and Lin Family Partners, Ltd., Yuan Lin, Trustee of the Y-C Irrevocable Living Trust, J.T. Lin, and Yuchin Lin.


10.3(4)

Letter of Intent, dated March 14, 2002.


17(4)

J.T. Lin's letter of resignation dated March 13, 2002.

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

(b)  Reports on Form 8-K.

On February 21, 2002, we filed a report on Form 8-K in connection with our February 12, 2002, reincorporation as a Florida corporation through a merger with our wholly-owned Florida subsidiary corporation.

On March 21, 2002, we filed a report on Form 8-K pertaining to (i) the sale of our excimer laser systems, including a royalty income stream from the International Laser Eye Centers to Orlando-based Tao Enterprises for a purchase price of $332,000; and (ii) the resignation of the Company founder and former CEO J.T. Lin, Ph.D., as a director of the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SurgiLight, Inc.
                                           ---------------
                                           (Registrant)

Date:  May 14, 2001
                                           _/s/
                                           (Signature)*

                                           Timothy J. Shea, Senior V.P. and COO

                                           _/s/
                                           (Signature)*

                                           Mark E. Murphy, CPA, Controller
_/s/
(Signature)*

Colette Cozean, Ph. D., Member Board of Directors
_/s/
(Signature)*

Stuart Michelson, Ph. D., Member Board of Directors
_/s/
(Signature)*

Joseph Allen, Member Board of Directors
_/s/
(Signature)*

Lee Chow, Ph. D., Member Board of Directors
_/s/
(Signature)*

Louis P. (Dan) Valente, CPA, Member Board of Directors
_/s/
(Signature)*

J. S. Yuan, Ph. D., Member Board of Directors
_/s/
(Signature)*

Robert J. Freiberg, Ph. D., Member Board of Directors