Form 10-Q
period 2002-06-30
SURGILIGHT INC
filed 2002-08-15
CIK 1070289

SEC
2344
(5-99)
Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)
[x
]
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

[
]
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period from
     to

Commission file number                  0-
24897

        SurgiLight, Inc.
(Exact name of small business issuer as specified in its charter)


Florida
(State or other jurisdiction of
incorporation or organization)
35-1990562
(IRS Employer Identification
No.)

     2001 Science Drive, Suite 140, Orlando, FL 32826
(Address of principal executive offices)

( 407) 482- 4555
(Issuer's telephone number)

_______________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer: (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x ] No [  ]
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
29,020,296
Transitional Small Business Disclosure Format (Check one): Yes
[ ] No [x]





PART I - FINANCIAL INFORMATION


Item 1. Financial Statements













SURGILIGHT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Business and Basis of Presentation
SurgiLight, Inc., and its wholly owned subsidiaries
(collectively known as the Company or SurgiLight) design, manufacture and sell ophthalmic lasers and related products and service based on its own and licensed intellectual property, primarily for use in refractive and presbyopia procedures. The Company operates a laser vision correction center in Plantation, Florida, and a mobile cosmetic laser company that provides services throughout all of south
Florida.

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

Earnings Per Share - In accordance with Statement of
Financial Accounting Standards No. 128, "Earnings Per
Share," the Company has reported basic earnings per share and diluted earnings per share. The diluted weighted average common shares outstanding include no impact of the assumed exercise of 215 warrants with an exercise price of 125% ( see Note 6 - Commitments and Contingencies) because the effect of the assumed conversion had an anti-dilutive effect.

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

The following table sets forth the calculation of net gain
(loss) per share for the three-month period ended June 30, 2002 and 2001:


For the period ended June 30, 2002 the Company had common equivalent shares outstanding that could potentially dilute earnings per share in the future. The potential numbers of common shares into which these outstanding securities are convertible are as follows as of June 30, 2002:



3.	Property and Equipment

Property and equipment consists of the following as of June
30, 2002 and December 31, 2001:

Depreciation expense for the three-month period ended June
30, 2002 was $84,659.


4.	Intangible Assets
Intangible assets consist of the following as of June 30, 2002 and December 31, 2001:


Amortization expense for the three-month period ended June
30, 2002 was $26,325.

5.	Stock Issued for Distribution and Licensing Agreement
In March 1999, the Company acquired an exclusive distribution and licensing agreement from GAM for consideration consisting of 50,000 unregistered shares of $.0001 par value common stock.
Stock Split- In January 2000, the Company affected a 2 for 1 stock split for the shareholders of record as of January 25, 2000. Accordingly, all share and per share information has been adjusted.

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

Sale of Excimer Laser Systems - In March 2002, the Company entered into a binding letter of intent to sell the assets and associated liabilities of its approximately 20-excimer laser systems including a royalty income stream from the International Laser Eye Centers (LEC). The purchaser,
Orlando-based Tao Enterprises, is paying $332,000 for the assets, with an additional $50,000 to be based on clinical revenues.

7.	Prior Period Adjustment
Inventory - During the second quarter of 2002, the Company discovered that errors occurred in valuing the closing inventory at December 31, 2001. The errors consisted of reporting inventory that had been previously sold in the ordinary course of business to customers, been incorrectly valued, or misclassified. The aggregate amount of the errors was $975,000. Therefore, the Company recorded a prior period adjustment for the errors and the beginning balance of retained earnings at January 1, 2002 has been adjusted for the entire amount.


******

Item 2. Management's Discussion and Analysis or Plan of
Operation.

The Management's Discussion and Analysis of the Financial Condition and Results of Operations reviews past performance and, where appropriate, states expectations about future activities in forward-looking statements. Future results may differ from expectations.

Overall Operational Summary: The Company began actively promoting the sale of the OptiVision laser in late September of 2001 and the newly appointed Board of Directors and management team focused its' efforts on the core business of presbyopia reversal rather than generating royalty revenue from the sale of LASIK agreements. Due to the success of selling lasers for presbyopia reversal, the Company decided to sell its' LASIK product line to Tao Enterprises in February 2002, which was the main source of revenue for the year 2001. The Company remains optimistic that the sales of OptiVision for presbyopia reversal will continue to increase.

Revenues - The Company's consolidated net revenues for the quarter ended June 30, 2002 (2002 Quarter) increased by approximately 107% to $1,068,000 from $515,000 for the quarter ended June 30, 2001 (2001 Quarter). Consolidated net revenues for the six-month period ended June 30, 2002 (2002 Period) also increased approximately 121% to $2,502,000 from $1,163,000 from the six-month period ended June 30, 2001 (2001 Period). The increase in revenue is primarily due to increased sales of the OptiVision Laser which the Company began selling as its' primary product in the 4th quarter of 2001. The increased revenue generated from the lasers sales has been partially offset by a decrease in the Plantation Laser Centers income of 30% and 40% for the three-month and six-month periods, respectively, when compared to the prior year.

Cost of Revenues - Increased approximately 24% to $148,000 for the 2002 Quarter as compared to $120,000 for the 2001 Quarter. For the 2002 Period, cost of sales also increased 37% to $328,000 from $240,000 from the prior year. These increases reflect the transition of the Company from performing research & development and providing support to the International Laser Centers to selling lasers systems with an associated cost of sales of approximately $20,000. Offsetting the overall increase in the cost of sales, the costs associated with the Plantation Laser Center decreased 24% and 31% respectively for the 2002 Quarter and Period as compared to the prior year, which is consistent with the decreased laser center revenues.

Advertising and Selling - Expenses increased 208% to $98,000 for the 2002 Quarter as compared to $31,000 for the 2001 Quarter. For the 2002 Period, expenses also increased 152% to $134,000 from $53,000 from the prior year. It is anticipated that these expenses will continue to increase as the Company attends additional tradeshows, revises its' literature to reflect results from the increased clinical activity, and begins to sell additional units for use in clinical trails.

Professional Fees - Expenses decreased 45% to $104,000 for the 2002 Quarter as compared to $190,509 for the 2001 Quarter. For the 2002 Period, professional expenses also decreased 21% to $276,000 from $350,000 from the prior year. The decreases are attributed to the settlements of the patent and other litigation, which in turn have been offset due to the ongoing SEC investigational expenses.

Salaries & Benefits - Expenses increased to $296,000 for the 2002 Quarter as compared to $245,000 for the 2001 Quarter. For the 2002 Period, salaries and benefits also increased 31% to $551,000 from $420,000 from the prior year. This increase was primarily due to consulting fees for regulatory and accounting services.

Depreciation and Amortization - Expenses decreased 22% to $110,000 for the 2002 Quarter as compared to $141,000 for the 2001 Quarter. For the 2002 Period, depreciation and amortization also decreased 18% to $230,000 from $281,000 from the prior year. The decrease in depreciation resulted primarily from the sale of the remote equipment associated with the Company's International Laser Centers. The decrease in amortization resulted from the adoption of SFAS No. 142 requiring companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001.

Administrative and Other - Expenses increased to $191,000 for the 2002 Quarter as compared to $56,000 for the 2001 Quarter. For the 2002 Period, administrative and other expenses also increased 64% to $392,000 from $239,000 from the prior year. These expenses increased due to increased travel and entertainment, significant increases for insurance coverage, as well as normal increases in general administration expenses such as rent and utilities.

Total Selling, General and Administrative - In summary, expenses increased to $801,000 for the 2002 Quarter as compared to $665,000 for the 2001 Quarter. For the 2002 Period, total expenses also increased 18% to $1,582,000 from $1,345,000 from the prior year for the reason stated above.

Interest Expense (Income) - Increased to $15,000 for the 2002 Quarter as compared to $7,000 for the 2001 Quarter. For the 2002 Period, net interest expense also increased to $36,000 from $(8,000) from the prior year. This increase in net interest expense results from additional laser purchases for the laser center business and a $500,000 line of credit from Merrill Lynch.

Net Income - increased to $102,000 or .01 cents per share for the 2002 Quarter as compared to a net loss of $277,000 or .01 cent per share during the 2001 Quarter. For the 2002 Period, the net income also increased to $767,000 from a net loss of $414,000 from the prior year. The favorable increase in net income can be attributable to the increase in clinical sales of the OptiVision Laser and from the gain realized on the sale of the Excimer Laser Systems to Tao Enterprises.

Liquidity and Capital Resources

As of June 30, 2002, the Company had unrestricted cash and cash equivalents of $518,000 and a working capital surplus of approximately $2.17 million as compared to $438,000 of unrestricted cash and cash equivalents and working capital surplus of approximately $ 460,000 at December 31,2001. The increase in cash and working capital surplus can be primarily attributed to the increased sales of the OptiVision laser.

Accounts payable and accrued expenses decreased to $664,000 at June 30, 2002 as compared to $1,403,000 at December 31, 2001 primarily as a result of payments to Premier. Included in accounts payable at June 30, 2002 is approximately $150,000 still owed to Premier.

Other current liabilities increased to $1.3 million at June 30, 2002 from $1.2 at December 31, 2001, primarily due to the increase in customer deposits recorded. Of the 2,150,000 shares escrowed for the convertible debenture issued to GEM, 2,147,868 shares were converted.

The Company anticipates that its current cash, cash equivalents, as well as anticipated cash flows from operations and additional capital contributions from private placements, will be sufficient to meet its working capital needs for the next 12 months. It should be noted that the Company's business is seasonal, therefore revenues during the summer quarter are usually significantly lower than the other three quarters.

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

Risks and Uncertainties: The Private Securities Litigation Reform Act of 1995 provides a 'safe harbor' for forward-looking statements. This report (as well as information included in oral statement or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements related to anticipated future revenues of the Company, success of current product offerings, ongoing clinical trials, expectation in litigation, and success of future debt or equity offerings. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
RAS Holding Corp. ("RAS") and Presby Corp. ("Presby") filed a lawsuit on March 16, 2000, against the Company in the United States District Court for the Middle District of Florida for patent infringement. RAS and Presby alleged that the Company is using laser technology that infringes certain patents held by RAS and Presby for the treatment of presbyopia. RAS and Presby sought to enjoin the Company's continued use of the allegedly infringing technology and sought to recover damages, including punitive damages, for the alleged infringement. The Company filed three summary judgment motions: (1) one motion sought summary judgment that the broader independent claims that Presby Corp. patents were invalid based upon prior surgery and publications of others; (2) another motion sought summary judgment that the Company's accused OptiVision laser (formerly IR-3000) did not infringe claims of the asserted patent directed to particular procedures using a laser for treating Presbyopia; and (3) the third motion sought summary judgment dismissing the entire patent infringement lawsuit because the Company's experimental activities had been solely for the purpose of obtaining FDA approval of the OptiVision, and these activities were exempted from infringement allocations by statute. On December 5, 2001, the Company entered into a settlement agreement with Presby and RAS. The parties agreed to an entry of a decree that acknowledges the validity and enforceability of Presby's patent for the treatment of Presbyopia. The Company agreed to a one-time payment to Presby. In the opinion of management, the settlement will not have a significant adverse effect on future operations of the Company. On January 31, 2002 the payment was made in accordance with the settlement agreement.

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

On April 11, 2002, the Company was named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against the Company. The Company has cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and has taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. The Company intends to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin has agreed to indemnify the Company against any liabilities resulting from these actions.
Item 2. Changes in Securities
As of June 30, 2002, there were 29,020,296 shares of common stock issued and outstanding, held by approximately 1,627 shareholders.

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



SurgiLight, Inc.
(Registrant)

Date:  August 14, 2002


_/s/
(Signature)*

Timothy J. Shea, President

_/s/
(Signature)*

Mark E. Murphy, CPA,
Controller
_/s/
(Signature)*

Colette Cozean, Ph. D., CEO,
Chairwoman Board of Directors

_/s/
(Signature)*

Stuart J. Michelson, Ph. D., CFO,
Member Board of Directors

_/s/
(Signature)*



_/s/
(Signature)*



_/s/
(Signature)*



_/s/
(Signature)*



_/s/
(Signature)*




15