Form 10KSB
period 2002-06-30
SURGILIGHT INC
filed 2002-08-22
CIK 1070289

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

(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x ] No [  ]
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
29,020,296 at June 30, 2002.
Transitional Small Business Disclosure Format (Check one): Yes
[ ] No [x]





PART I - FINANCIAL INFORMATION


Item 1. Financial Statements



SurgliLight, Inc
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                             UNAUDITED         AUDITED
                                                             30-Jun-02      December 31,
ASSETS                                                         2002             2001

CURRENT ASSETS:
  Cash and cash equivalents                                   $ 518,199        $ 438,072
  Accounts receivable - net of allowance for doubtful
    accounts of $133,000 in 2002 and $90,000 in 2001          1,385,393          302,691
  Inventory                                                   1,831,584        2,004,139
  Notes receivable                                               80,000          105,000
  Other current assets                                          402,083          271,243
           Total current assets                               4,217,259        3,121,145

Property and equipment, net of accumulated depreciation         824,134        1,107,749
   of $776,358 and $1,940,488
Other Assets:
   Accounts Receivable - Long term                                  -                -
   Inventories-Long term                                      3,039,296        3,039,296
   Intangible assets, net of accumulated amortization           651,475          704,125
   of $335,096 and $282,446
TOTAL                                                       $ 8,732,163      $ 7,972,315
Liabilities and Stockholders Equity
Current liabilities:
  Accounts payable and accrued expenses                       $ 664,182      $ 1,403,175
  Customer deposits                                             865,333          438,333
  Current portion of long term debt                             521,066          819,202
           Total current liabilities                          2,050,581        2,660,710
Long term debt less current installments                        492,509           96,241
           Total liabilities                                  2,543,090        2,756,951

Convertible debentures                                        2,432,011        2,477,666
Stockholders' equity
Common stock, $0.0001 par value; 30,000,000 shares authorize      2,905            2,789
28,622,040 and 27,883,713 issued and outstanding
Preferred stock, $0.0001 par value; 5,000,000 shares authori          7                7
62,000 issued and outstanding
  Additional paid-in capital                                  9,272,754        9,020,403
  Treasury Stock                                               (202,094)        (202,094)
  Accumulated deficit                                        (5,316,511)      (6,083,408)
           Total stockholders' equity                         3,757,061        2,737,698

TOTAL                                                       $ 8,732,163      $ 7,972,315


SurgiLight, Inc.
Consolidated Statements of Operations
                                                    UNAUDITED    UNAUDITED       UNAUDITED   UNAUDITED
                                                   Three Months    Ended        Six Months     Ended
                                                     June 30,     June 30,       June 30,     June 30,
                                                       2002         2001           2002         2001

REVENUES                                          $ 1,068,418    $ 515,000     $ 2,502,290  $ 1,163,000

COST OF REVENUES                                      148,454      120,000         328,379      240,000

Gross profit                                          919,964      395,000       2,173,911      923,000

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Advertising and selling                                98,090       31,820         133,734       53,079
Professional fees                                     104,196      190,509         275,872      351,408
Salaries and benefits                                 296,531      244,709         550,872      419,823
Depreciation and amortization                         110,984      141,736         230,161      281,576
Administrative and other                              191,980       56,226         392,270      239,114

Total selling, general, and administrative exp        801,781      665,000       1,582,909    1,345,000

Operating income (loss)                               118,183     (270,000)        591,002     (422,000)

Interest expense (income)                              15,811        7,000          36,185       (8,000)
Gain (loss) on sale of asset                               -            -          212,455           -
Loss on foreign currency translation                       -            -               -            -

Net income (loss)                                   $ 102,372   $ (277,000)       $ 767,272  $ (414,000)

NET GAIN (LOSS) PER SHARE - Basic and diluted       $   0.004   $    (0.01)        $  0.027   $   (0.02)

WEIGHTED AVERAGE SHARES USED IN CALCULATING
BASIC AND DILUTED LOSS PER SHARE                   29,020,296   21,647,000       28,821,168   21,655,000



SURGILIGHT, INC.
Statements of Cash Flows
For the Three and Six Months Ended June 30, 2002 and 2001

                                                               Three Months Ended       Six Months Ended
                                                              June 30,   June 30,      June 30,  June 30,
                                                                2002       2001          2002     2001
Cash flows from operating activities:
     Net income (loss)                                      $ 102,372  $(277,000)    $ 767,272  $ 39,000
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
    Depreciation                                               84,659     72,000       177,511    42,000
    Amortization                                               26,325      5,000        52,650     3,000
    Gain on disposal of equipment                                 -           -       (212,455)       -
    Stock issued for services                                 100,000         -            -          -
     Increase (decrease) in assets and liabilities, net
       of business acquisitions and dispositions
    Receivables                                              (243,097)   143,000    (1,082,702)   31,000
    Inventories                                                71,828    (89,000)      172,554    12,000
    Notes receivable                                           25,000        -          25,000  (150,000)
    Other assets                                               (4,362)   (29,000)     (130,841)       -
    Deposits                                                      -          -             -          -
    Accounts payable                                         (356,177)   499,000      (635,148)   89,000
    Customer deposits                                         190,000    150,000       427,000        -
      Net cash provided by (used in)
           operating activities                                (3,452)   474,000      (439,159)   66,000

Cash flows from investing activities:
     Notes receivable                                              -          -             -         -
     Purchases of equipment                                   (11,315)   (41,000)      (13,440)  (89,000)
     Purchases of investment                                                  -             -         -
     Proceeds from sale of equipment                               -                   332,000
     Sale of Marketable Securities                                         13,000           -     600,000
     Payments for patents                                          -      (60,000)          -         -
      Net cash used in investing activi                       (11,315)    (88,000)     318,560    511,000

Cash flows from financing activities:
     Proceeds from long-term debt                                   -          -            -          -
     Repayment of long term borrowing                               -          -            -          -
     Repayment of notes payable                                136,059   (450,000)     200,726         -
     Repayment of Loans from shareholders                           -     (48,000)          -          -
     Capital Contributions                                                 42,000                 (15,000)
     Proceeds from sale of stock                                    -          -            -          -
     Stock issuance cost                                            -          -            -          -
     Purchase of treasury stock                                     -      (5,000)          -          -
     Proceeds from sale of debenture                                -          -            -          -
      Net cash provided by financing activities                136,059   (461,000)     200,726    (15,000)

Net increase (decrease) in cash                                 121,292   (75,000)      80,127     562,000
Cash, beginning of year                                         396,907   507,000      438,072     641,000
Cash, end of year                                               518,199   432,000      518,199   1,203,000

Cash paid during the year for interest                         $ 15,811   $ 9,000     $ 36,295     $ 9,000
Noncash financing activities and supplemental information:
     During the three months ended June 30, 2002 $0
        of debentures were converted into shares of the Company's common stock.


SurgiLight, Inc.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED JUNE 30, 2002 AND FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                         Additional  Deferred
                                      Common           Prefered          Paid-in   Compensation Accumulated Treasuary  Total
                                      Shares   Amount  Shares    Amount   Capital     / Other      Deficit    Stock    Equity

                                    21,579,419 $2,158     -      $   -   6,772,378       -     (2,402,197) (196,824)4,175,515
Balance at December 31, 2000        21,579,419  2,158                    6,772,378             (2,402,197) (196,824)4,175,515

Stock issued for services              195,833     20                       46,980                                     47,000
Sale of common stock                     -          -                           -                                           -
 - private placement                    50,880      5                       32,929                   -         -       32,934
Sale of preferred stock                  -          -                           -                    -         -           -
 - private placement                     -          -   62,000       7      92,994                   -         -       93,001
Conversion of debentures             2,055,289    205                      770,523                   -         -      770,728
Purchase of common stock                 -          -                           -                    -      (5,270)   (5,270)
Common stock returned                    -          -                           -                                          -
   and cancelled                       (3,000)      -                     (45,000)                                   (45,000)
Escrow common stock subscribed       4,005,292    401                        (401)                                         -
Accrued stock compensation                -         -                           -    1,350,00        -         -    1,350,000
    Net Income (Loss)                     -         -      -         -          -         -   (2,706,211)      -  (2,706,211)
Balance at December 31, 2001        27,883,713  2,789   62,000  $    7  $7,670,403 $1,350,000 (5,108,408)$(202,094)$3,712,697
Retained Earnings - 1/1/02 Unadjusted                                                         (5,108,408)
Prior Period Adjustment (see Note 7)                                                            (975,000)
Retained Earnings - 1/1/02 Adjusted                                                           (6,083,408)
Issuance of deferred stock             514,706     50                     174,950    (175,000)        -          -        -
Issuance of stock in lieu of payment   223,621     23                      56,440                     -                56,463
Debt forgiveness                          -         -                      96,000                     -                96,000
Issuance of stock in lieu of payment   395,256     40                      99,960                                     100,000
    Net Income (Loss)                     -         -      -        -           -         -       766,897        -    766,897
Balance at June 30, 2002           $29,017,296 $2,902   62,000  $   7  $8,097,753  $1,175,000$(5,316,511 $(202,094)$3,757,057

SURGILIGHT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Business and Basis of Presentation
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


Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At our annual meeting of Shareholders on July 16, 2002,
shareholders elected two nominees to the Board of Directors.
The number of votes cast for and withheld from each
Director-nominee were as follows:
Joseph Allen  For 12046706  Against 5064000
Louis P. Valente  For 12046706  Against 5064000
Item 5. Other Information
None.
Item 6. Exhibits and Reports on Form 8-K.
(a)       EXHIBITS
  3.1 (1)	  Articles of Incorporation of
	SurgiLight, Inc., as amended to date.
  3.2 (1)	  Bylaws of SurgiLight
	as amended to date.
  4.1 (2)	  Specimen of Common Stock certificate.
  4.2(3)	  Convertible Debenture Purchase Agreement dated as of June 30, 2000.
	by and among GEM Global Yield Fund
	Limited and SurgiLight
	dated as of June 30, 2000
  4.3(3)	  3% Convertible Debenture Due November 8, 2003.
  4.4(3)	  Warrant to Purchase Common Stock of SurgiLight
  4.5(3)	  Registration Rights Agreement between SurgiLight
	and GEM Global Yield Fund Limited,
	dated as of June 30, 2000.
  4.6(3)	  Debenture and Warrant Shares Escrow Agreement
	by and among SurgiLight, Kaplan
	Gottbetter & Levenson, LLP
	and GEM Global Yield Fund Limited,
	dated as of June 30, 2000.
  4.7(3)	  Warrant to Purchase Common Stock of SurgiLight
  4.8(3)	  Agreement between SurgiLight and Chai Chuan Chen,
	dated October 12, 2000
  4.9(3)	  Agreement between SurgiLight and Hsueh-Yueh Chang,
	dated October 12, 2000.
  9(4)	  Amended and Restated Voting Trust Agreement
	dated March 14, 2002 between Voting Trust
	Committee of SurgiLight, Inc., and Lin
	Family Partners, Ltd., Yuan Lin,
	Trustee of the Y-C Irrevocable Living Trust,
	J.T. Lin, and Yuchin Lin.
  10.3(4)	  Letter of Intent, dated March 14, 2002.
  17(4)	  J.T. Lin's letter of resignation dated
	March 13, 2002.

(1)	(1)   Incorporated by reference to exhibits of
SurgiLights Registration Statement on Form 10-SB
 as filed with the Securities and Exchange Commission
 (the SEC) on September 16, 1998.
(2)	(2)   Incorporated by reference to
Exhibit 4.1 to Form 10-KSB filed with the SEC
on February 12, 1999.
(3)	(3)   Incorporated by reference to
exhibits of SurgiLights Registration Statement
on Form SB-2 as filed with the SEC on February 12, 2002.
(4)	(4)   Incorporated by reference to exhibits
of SurgiLights Form 8-K as filed with the SEC on March 21, 2002.

(b)	Reports on Form 8-K.

	On June 24, 2002, we filed a report on Form 8-K in connection with January 1, 2000 termination of our independent accountant Rachel Siu, CPA
(who performed the auditing for the Company in 1998) and engaged Parks, Tschopp, Whitcomb and Orr, P.A.
 as our new principal accountant to audit our financial statements effective February 1, 1999.
  There were no disagreements with our former accountant on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure. The decision to change accountants was recommended and approved by our Board of Directors.

	On June 24, 2002, we filed a report
 on Form 8-K in connection with the resignation of Parks, Tschopp, Whitcomb and Orr, P.A.
 (who performed the auditing for the Company for 1999, 2000 and 2001), effective June 20, 2002.
 There were no disagreements with our former accountant on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure. The decision to change accountants was recommended and approved by our Board of Directors.



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


_/s/
(Signature)*

Colette Cozean, Ph. D., CEO,
Chairwoman Board of Directors


_/s/
(Signature)*

Stuart J. Michelson, Ph. D., CFO,
Member Board of Directors



Certification of Principal Executive Officer and
Principal Financial Officer Pursuant to
18 U.S.C. 1350


In connection with the Form 10-QSB (the Report) of SurgiLight, Inc. (the Company) for the period ending
June 30, 2002, I, Colette Cozean, Chairwoman of the
Board of Directors, CEO of the Company, certify that:
(1) The Report fully complies with the
requirements of section 13(a) or 15(d)
of the Securities Exchange Act of 1934;
 and

(2) The information contained in the
Report fairly presents, in all material
respects, the financial condition and
results of operations of the Company.



______________________________
Colette Cozean
Chairwoman, Board of Directors, CEO

Dated: 	April 14, 2002





Certification of Principal Executive Officer and
Principal Financial Officer Pursuant to
18 U.S.C. 1350


In connection with the Form 10-QSB (the Report) of SurgiLight, Inc. (the Company) for the period ending June 30, 2002, I, Stuart E. Michelson, CFO,
 Members of the Board of Directors of the Company, certify that:
(1) The Report fully complies with the
requirements of section 13(a) or 15(d)
 of the Securities Exchange Act of 1934;
 and

(2) The information contained in the
Report fairly presents, in all material
respects, the financial condition and
results of operations of the Company.



______________________________
Stuart E. Michelson
Member, Board of Directors, CFO

Dated: 	April 14, 2002