Form 10QSB
period 2002-09-30
SURGILIGHT INC
filed 2002-12-03
CIK 1070289

3


SEC 2344 (5- Potential persons who are to respond to the collection
99)          of information contained in this form are not required
            to respond unless the form displays a currently valid
            OMB control number.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
]  EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2002

[  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
]
                       For the transition period from              to
                      Commission file number                  0-24897

                           SurgiLight, Inc.
  (Exact name of small business issuer as specified in its charter)

                Florida                            35-1990562
  (State or other jurisdiction of   (IRS Employer Identification No.)
  incorporation or organization)

             2001 Science Drive, Suite 140, Orlando, FL 32826
              (Address of principal executive offices)
                           (407) 482-4555
                     (Issuer's telephone number)
   _______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]
                      APPLICABLE ONLY TO CORPORATE ISSUERS
Number of shares outstanding of common equity, as of November 26, 2002 was 28,925,996
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]


                     SURGILIGHT CORPORATION AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION

   Item 1.     Condensed Consolidated
             Financial Statements

      Condensed Consolidated Balance Sheet as of September 30, 2002.

      Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001.

      Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001.

      Condensed Consolidated Statement of Shareholder's Equity.

      Notes to Condensed Consolidated Financial Statements.

   Item 2.    Management's Discussion and Analysis of Financial
            Condition
              and Results of Operations

           Risk Factors

   Item 3.    Controls and Procedures


PART II - OTHER INFORMATION

SIGNATURES




                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements.

SurgiLight, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
September 30, 2002
                     ASSETS                       UNAUDITED
CURRENT ASSETS:
  Cash and cash equivalents                        $
                                                 28,667
  Cash and cash equivalents - Limited as to use
                                                 469,234
  Accounts receivable - net of allowance for
doubtful                                          1,155,396
    accounts of $133,000
  Other receivables
                                                 241,000
  Inventory
                                                 927,453
  Notes receivable
                                                 70,000
  Other current assets
                                                 417,122
           Total current assets
                                                 3,308,871

Property and equipment, net of accumulated
depreciation                                      687,166
   of $555,287

Other Assets:
   Inventory - long term
                                                 4,014,296
   Intangible assets, net of accumulated
amortization of $271,165                          625,150
Total Assets                                       $
                                                 8,635,483

       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses            $
                                                 750,329
  Customer deposits
                                                 835,334
  Current portion of long term debt
                                                 843,628
           Total current liabilities
                                                 2,429,291
Long term debt less current installments
                                                 123,812

Convertible debentures
                                                 2,432,011
Commitments and Contingencies                              -
Stockholders' equity:
Common stock, $0.0001 par value; 60,000,000
shares authorized;
28,925,996 issued and  28,879,861 outstanding
                                                 2,893
Convertible Preferred stock, $0.0001 par value;
5,000,000 shares authorized, 62,000 issued and
outstanding                                       7
  Additional paid-in capital
                                                 9,256,329
  Treasury stock, at cost (46,135 shares)
                                                 (202,094)
  Accumulated deficit
                                                 (5,406,766
                                                 )
           Total stockholders' equity
                                                 3,650,369
Total Liabilities and Stockholders Equity          $
                                                 8,635,483

See accompanying notes to condensed consolidated financial statements.



SurgiLight, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2002 and
2001


                                       UNAUDITED  UNAUDITED  UNAUDITED   UNAUDITED
                                        Three Months Ended     Nine Months Ended
                                       Sept. 30,  Sept. 30,  Sept. 30,   Sept. 30,
                                         2002       2001        2002        2001

REVENUES                                $           $           $3,101,128   $1,964,341
                                     598,838     801,341

COST OF REVENUES                                                   405,147      562,583
                                     76,768      322,583

      Gross profit                                               2,695,981    1,401,758
                                     522,070     478,758

SELLING, GENERAL, AND
           ADMINISTRATIVE EXPENSES:
  Advertising and selling                                          176,080       77,807
                                     42,346      24,728
  Professional fees                                                340,386      617,726
                                     64,514      266,318
  Salaries and benefits                                            821,242      716,817
                                     270,370     296,994
  Depreciation and amortization                                    307,326    1,155,273
                                     77,165      873,697
  Administrative and other                                         547,689      721,270
                                     155,419     482,157

      Total selling, general, and                                2,192,723    3,288,893
admin. expenses                       609,814     1,943,894

           Operating income (loss)                                 503,258
                                     (87,744)    (1,465,136              (1,887,135)
                                                )

Interest expense (income), net                                      54,493      101,150
                                     18,308      109,149
Gain on sale of asset                                   -          228,889       -
                                     16,434

Net income (loss)                      $           $           $            $
                                     (89,618)    (1,574,285  677,654      (1,988,285)
                                                )

Net Income (Loss) Per Share - Basic                                   0.02
                                     (0.00)      (0.07)                  (0.09)

Net income (loss)per share - Diluted                                  0.02
                                     (0.00)      (0.07)                  (0.09)

Weighted average shares used in calulating
(income) loss per share - Basic
                                     28,985,539  22,672,940  28,741,962   21,994,313

Weighted average shares used in calulating
(income) loss per share - Diluted
                                     34,111,061  22,672,940  32,977,478   21,994,313

See accompanying notes to condensed consolidated financial statements.



SurgiLight, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001
                                                            Nine Months Ended
                                                         Sept. 30,      Sept. 30,
                                                            2002          2001
Cash flows from operating activities:
     Net income (loss)                                    $ 677,654 $(1,988,285)
     Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
        Depreciation                                         228,531    1,155,273
        Amortization                                          78,795            -
        Gain on disposal of equipment                     (228,889)            -
        Net issuance of stock in non-cash                   236,029       19,984
       transactions
        Provision for Doubtful Accounts                           -     (48,268)

       Change in assets and liabilities:
        Receivables                                      (1,163,704)      236,037
        Inventories                                          101,686    (273,309)
        Other assets and liabilities                      (136,356)  (1,423,932)
                     Net cash used in
                          operating activities             (206,254)  (2,322,500)

Cash flows from investing activities:
     Notes receivable                                             -       95,235
     Purchases of equipment                               (13,440)     (54,601)
     Proceeds from sale of laser equipment                 332,000            -
     Payments for patents                                        -     (22,000)
                     Net cash provided by investing          318,560       18,634
                   activities

Cash flows from financing activities:
     Proceeds from long-term debt                                -      700,493
     Repayment of notes payable                           (98,132)            -
     Proceeds from sale of stock                                 -      105,970
     Purchase of treasury stock                                  -      (5,287)
     Proceeds from sale of debenture                        45,655            -
                     Net cash provided by financing         (52,477)      801,176
                   activities

Net increase (decrease) in cash                             59,829  (1,502,690)
Cash and cash equivalents and cash and cash equivalents,
        limited as to use, beginning of period              438,072    1,773,701
Cash and cash equivalents and cash and cash equivalents,
        limited as to use, end of period                  $ 497,901    $ 271,011

Cash paid during the year for interest                   $  54,493    $   9,000

See accompanying notes to condensed consolidated financial statements.


SurgiLight, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholder's Equity
For the Period Ended Sept. 30, 2002

                                                     Additio                 Total
                                                       nal
                            Common       Preferred   Paid-inAccumulaTreasu Stockholde
                                                              ted     ary     rs'
                         SharesAmount Shares  Amount CapitalDeficit  Stock   Equity

Balance at December 31,                            0
2000                     21,579 $2,158      -         $6,772, $(2,402, $(196, $4,175,515
                          ,419                          378    197)   824)

Stock issued for
services                 195,83     20                46,980                   47,000
                             3
Sale of common stock
                             -      -                     -                        -
 - private placement
                        50,880      5                32,929       -      -    32,934
Sale of preferred stock
                             -      -                     -       -      -         -
 - private placement
                             -      - 62,000       7 92,994       -      -    93,001
Conversion of debentures
                        2,055,    205                770,523       -      -   770,728
                           289
Purchase of common stock
                             -      -                     -       - (5,270   (5,270)
                                                                         )
Common stock returned
                             -      -                     -                        -
   and cancelled
                        (3,000      -                (45,000                 (45,000)
                             )                            )
Escrow common stock
subscribed               4,005,    401                 (401)                        -
                           292
Accrued stock
compensation                 -      -                     -       -      -         -
    Net Income (Loss)
                             -      -      -       -      - (2,706,2      - (2,706,211
                                                                11)                )
Balance at December 31, 2001,
     as previously                                                                 $
reported                 27,883  2,789 62,000       7 9,020,4 (5,108,4 (202,0 2,362,697
                          ,713                           03     08)    94)
Prior Period Adjustment
(see Note 4)                 -      -      -       -      - (975,000      -         -
                                                                  )
Balance at December 31, 2001,
     as adjusted
                        27,883  2,789 62,000       7 9,020,4 (6,084,4 (202,0 2,362,697
                          ,713                           03     20)    94)
Net Issuance of stock in
non-cash
     transactions
                        1,042,    104      -       - 235,925       -      -   236,029
                           283
    Net Income (Loss)
                             -      -      -       -      - 677,654      -   677,654
Balance at Sept. 30,
2002                     28,925 $2,893 62,000      $7 $9,256, $(5,406, $(202, $3,650,369
                          ,996                          328    766)   094)


See accompanying notes to condensed consolidated financial statements.


SURGILIGHT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

   SurgiLight, Inc., and its wholly owned subsidiaries (Plantation Laser Eye Center, "Plantation" and American Medical Laser Services, Inc., "AMSLI," collectively known as the Company or SurgiLight) design, manufacture and sell ophthalmic lasers and related products and service based on its own and licensed intellectual property, primarily for use in refractive and presbyopia procedures. The Company operates a laser vision correction center in Plantation, Florida, and a mobile cosmetic laser company that provides services throughout all of south Florida.

   The manager and former owner of AMSLI is alleging a breach of contract for the Company's alleged failure to pay up to $1 million of working capital. This dispute could effect the Company's ability to control AMSLI if found to have merit as the manager claims, as a result of the dispute, that he owns 55% of AMSLI. The Company, based on advice of legal counsel, believes that AMSLI is a wholly owned subsidiary and, accordingly has consolidated the accounts of AMSLI in its financial statements. The cash held in AMSLI bank accounts has been classified as limited to use because the manager is not granting the Company access to the cash accounts pending the outcome of the dispute. At September 30, 2002 the assets of AMSLI were as follows: Cash, $469,234; Accounts Receivable, $117,000; Net Machinery and Equipment, $158,000; Intangible Assets, $96,000, and Net Assets, $781,362. The quarterly Revenue was $201,888 and Operating Income was $71,564. The Company does not have free access to all of the records of AMSLI and therefore the figures presented are derived from available data that was provided by AMSLI.

   The accompanying unaudited condensed consolidated financial statements of SurgiLight, Inc., and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X and the instructions of Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America. Assuming the dispute with AMSLI is resolved as expected by management and legal counsel, management believes the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2001 and 2000, including the notes thereto, and the other information included in the Company's filing on Form 10-KSB, which was filed with the Securities and Exchange Commission, SEC, on
   April 13, 2002. The 10-KSB was refiled in its entirety on April 29, 2002 to correct certain errors in the original 10-KSB filing and to revise certain of the disclosures contained in such original filing. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this filing. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002.

   Acquisitions and Dispositions - Effective January 1, 2000, the Company sold 55% of its interest in the net assets of AMLSI in exchange for 1,260,000 shares of the Company's common stock. The shares were subsequently cancelled. In the third quarter of 2000, the Company entered into an agreement with AMLSI to reacquire the 55% interest in exchange for 26,000 shares of common stock. At the date of purchase, the fair market value of the stock issued in connection with the repurchase amounted to approximately $200,000. The Company reacquired the AMLSI cosmetic mobile center to diversify its technology as it moved into the Regulatory phase of its technology development.

   On January 1, 2000, the Company sold 85% of its interest in EMX for approximately $500,000. On August 29, 2002 the Company and EMX entered into an agreement whereby the Company would exchange its remaining 150,000 shares of EMX stock in exchange for the 91,300 shares of Company stock held by EMX. As a result of the stock exchange, neither the Company nor EMX would hold any further financial or administrative interest in the other entity. In addition, EMX agreed to pay the Company an amount equal to fifteen percent (15%) of its Net Profit for each of the 2003 and 2004 calendar years. The Company recorded a gain on the exchange of $16,434.

   In October 2000, the Company acquired the inventory and technology of the ophthalmic laser division of Premier Laser Systems ("Premier"). The main component of this inventory and technology is an infrared laser, which is now the product supporting the core business of the Company's lasers in Presbyopia medical trials. The inventory consisted of Raw Materials and Finished Goods laser systems. The purchase price, including legal fees of $20,000, was $3,745,000 and was allocated as follows: $2,800,000 to inventory, and $945,000 to intangible assets consisting of technology, patents and FDA approval costs. In June 2001, the Company reevaluated the intangible assets and $600,000 was reallocated to inventory. On December 26, 2001, the Company acquired several additional technologies including two diode systems and approximately $3 million in additional inventory of the infrared erbium lasers for $1.7 million, consisting of $350,000 in cash and $1,350,000 payable in common stock between December, 2001 and July, 2002. Colette Cozean, Ph.D. a Director and Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999. Premier currently owes Dr. Cozean approximately $120,000 for severance, life insurance, expenses and salary. Premier also owes Dr. Cozean up to $190,000 as a commission from sale of Premier assets of which $130,000 is from the second acquisition of assets by SurgiLight.

   Sale of Excimer Laser Systems - In February 2002, the Company signed an agreement with TAO Enterprises, an entity owned by Dr. J. T. Lin, who was also an employee and director of the Company, to sell to TAO all of the assets and business of the Company's international laser surgery centers and corresponding Excimer laser technologies. This sale included the assumption by TAO of the obligations under the FDA consent decree, as those obligations relate solely to Excimer and UV laser technologies for corneal shaping and not the Company's current technology focus on Infrared lasers to treat Presbyopia. ). TAO paid $332,000 for the assets, with an additional $50,000 to be based on clinical revenues.

2.   Commitments and Contingencies

   Debenture - In November 2000, the Company entered into a convertible debenture agreement with Global Yield Fund Limited (GEM) consisting of 3% debentures maturing in November 2003 plus 200,000 warrants. Debentures are convertible at the lesser of $7.50 per share or 100% of the average of the three lowest closing bid prices during the 30-day period prior to conversion. The Company received $3 million less fees of approximately $100,000. The Company also put into escrow 2,150,000 shares pursuant to the agreement.

   On February 13, 2002, the Company entered into a convertible debenture agreement with Knobbe, Marten, Olsen & Bear, L.L.P. for the issuance of a convertible debenture in the principal amount of Six Hundred and Ten Thousand Dollars ($610,000); GAM Laser, Inc. for the issuance of a convertible debenture in the principal amount of Seventy Five Thousand Dollars ($75,000); and McClane Tessitore for the issuance of a convertible debenture in the principal amount of Seventy Three Thousand Five Hundred Dollars ($73,500). None of these debentures accrues any interest and each matures on December 31, 2002. Also, each of these debentures is convertible at any time prior to maturity into shares of the Company's common stock. On February 14, 2002, the Company filed a registration statement on Form SB-2 with respect to the shares of the common stock underlying these debentures. The Form SB-2 has not yet been declared effective.

   A significant number of shares of the Company's common stock would be issued, resulting in substantial dilution, if the debentures were to be fully converted. The Company has proposed an agreement with GEM, contingent on the Company obtaining other debt financing, to convert the balance of the convertible debenture to $1 million and a fixed eight million shares of common stock. This agreement has not yet been finalized.

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

   The Company is seeking additional sources of financing, which may include short- term debt, long- term debt or equity. There is no assurance that the Company will be successful in raising additional capital. However, the Company has received a commitment letter for a $10 million line-of-credit which would replace the $500,000 line-of-credit held by Merrill Lynch, which was just declared in default. The Company is in the process of negotiating a payment plan with Merrill Lynch. The Company's ability to meet its working capital needs will be dependent on the ability to sign additional distribution and licensing arrangements, achieve a positive cash flow from operations, achieve and sustain profitable operations, and / or acquire additional debt or equity capital.

   The Company is a party to legal and regulatory proceedings as discussed elsewhere in the filing.

3. Segment Information

   The Company operates two separate and distinct segments which differ in the nature of the products and services offered and the type of customer for those products and services. SurgiLight sells ophthalmic lasers in the reverse presbyopia industry while its subsidiaries, Plantation and AMSLI, operate centers for use by other professionals to perform refractive (non-presbyopia) and cosmetic surgeries, respectively. The operating results for those segments for the quarter ended September 30, 2002 is as follows:

                         SurgiLig  Centers    SurgiLight  Centers
                            ht
                            Three Month               Nine Months
                        Ended                Ended
                              Sept. 30,               Sept. 30, 2002
                        2002
     Revenues                   $        $             $         $
                          304,099  294,739    2,367,376   677,752
     Cost of Goods Sold
                           30,556   46,212      325,143    24,003
     Advertising and
     selling               41,719      627      174,608     1,472
     Professional fees                   -
                           64,514               294,026    46,359
     Salaries and
     Benefits             174,726   95,644      625,892   195,351
     Depreciation and
     amortization          26,325   50,840      216,999    90,327
     Administrative and
     other                 96,794   58,625      447,140   100,440
     Interest Expense
                            8,387    9,921       35,025    19,578
     Gain on sale of                     -                        -
     assets                16,434               228,889
     Net Income                     $            $           $
                        $(122,48  32,870      477,432     200,222
                        8)

4.   Prior Period Adjustment

   Inventory - During the second quarter of 2002, the Company discovered that errors occurred in valuing the closing inventory  at  December  31, 2001.  The  errors  consisted  of reporting inventory that had been previously sold in the ordinary course of business to customers resulting in an overstatement of ending inventory, and inventory that had been incorrectly valued and misclassified. The aggregate amount of the errors was $975,000. Therefore, the Company recorded a prior period adjustment for the errors and the beginning balance of retained earnings at January 1, 2002 has been adjusted for the entire amount.

5.   Stockholders' Equity

   Authorized Shares - In conjunction with the Company's reincorporation in the State of Florida, which became effective the first quarter of 2002, the Company increased authorized common stock shares from 30 million to 60 million.

   Changes in Shareholders' Equity - The following highlight the changes in shareholders' equity during the third quarter:
      On August 29th, 91,300 shares were returned to the Company as treasury stock as part of the EMX dissolution.

   In May 2002, the Company issued stock options to employees and members of the Board of Directors (elected by shareholders) to acquire up to 1,200,000 shares of the Company's common stock. The options vest over a three-year period and are exercisable at approximately .27 cents per share.

   Earnings Per Share - The following potentially dilutive securities were used to calculate fully diluted earning per share:
     GEM Debenture options exercised         200,000 shares
       Knobbe   Debenture  converted                    3,588,235
   shares
       GAM   Laser  Debenture  converted                  441,176
   shares
       McClane   Debenture  converted                     432,353
   shares
       Convertible   Preferred  stock                     429,000
   shares

6.   Related Party Transactions

   Sale of Excimer Laser Systems - In February 2002, the Company signed an agreement with TAO Enterprises, an entity owned by Dr. J. T. Lin, who was also an employee and director of the Company, to sell to TAO all of the assets and business of the Company's international laser surgery centers and corresponding Excimer laser technologies. This sale included the assumption by TAO of the obligations under the FDA consent decree, as those obligations relate solely to Excimer and UV laser technologies for corneal shaping and not the Company's current technology focus on Infrared lasers to treat Presbyopia. ). TAO paid $332,000 for the assets, with an additional $50,000 to be based on clinical fees.

   Premier Laser Systems - Colette Cozean, Ph.D. a Director and Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999. Premier currently owes Dr. Cozean approximately $120,000 for severance, life insurance, expenses and salary. Premier also owes Dr. Cozean up to $190,000 as a commission from sale of Premier assets of which $130,000 is from the second acquisition of assets by SurgiLight.

   Directors' Loans made to the Company - During October 2002, CEO Colette Cozean and CFO Stuart Michelson each loaned the Company $20,000 which was used to fund a portion of the closing costs on the Company's current debt refinancing. UCC forms were filed to secure these loans as well as other unpaid fess due these Directors.


     Item 2. Management's Discussion and Analysis or Plan of
                           Operation.

The Management's Discussion and Analysis of the Financial Condition and Results of Operations reviews past performance and, where appropriate, states expectations about future activities in forward-looking statements. Future results may differ from expectations.

Overall Operational Summary: The Company began actively promoting the sale of the OptiVision laser in late September of 2001 and the newly appointed Board of Directors and management team focused its efforts on the core business of presbyopia reversal rather than generating royalty revenue from the sale of LASIK agreements. Due to the success of selling lasers for presbyopia reversal, the Company decided to sell its LASIK product line to Tao Enterprises in February 2002, which was the main source of revenue for the year 2001. The Company remains optimistic that the sales of OptiVision for presbyopia reversal will continue to increase.

                      Quarterly Highlights:

Canada's Ministry of Health authorizes five investigational testing sites for SurgiLight's OptiVision Laser Treatment for Presbyopia.

2002 ESCRS Conclave hears four papers on successful presbyopia reversal with SurgiLight's OptiVision Laser.

Canadian   Clinicians  report  positive  results   from   initial
investigational tests of SurgiLight's OptiVision Laser treatment for presbyopia.

                      Operating Highlights:

Revenues - The Company's consolidated net revenues for the quarter ended September 30, 2002 (2002 Quarter) decreased by approximately 25% to $598,838 from $801,341 for the quarter ended September 30, 2001 (2001 Quarter). However, consolidated net revenues for the nine-month period ended September 30, 2002 (2002 Period) increased approximately 57% to $3,101,128 from $1,964,341 from the nine-month period ended September 30, 2001 (2001 Period). The 2002 Period increase in revenue is primarily due to increased sales of the OptiVision Laser which the Company began selling as its primary product in the 4th quarter of 2001. The 2002 Quarter decrease in sales is due to a change in the revenue sources from a centers business, which produces revenue throughout the year, to international sales of OptiVision, which lag while doctors overseas vacation for one or two months during the summer period. The increased revenue generated from the lasers sales has been partially offset by a decrease in the Plantation Laser Centers income of 30% and 40% for the three-month and nine-month periods, respectively, when compared to the prior year.

Cost of Revenues - Decreased approximately 75% to $76,768 for the 2002 Quarter as compared to $322,583 for the 2001 Quarter. For the 2002 Period, cost of sales also decreased 28% to $405,147 from $562,583 from the prior year. These decreases reflect the transition of the Company from performing research & development and providing support to the International Laser Centers to selling lasers systems with a better margin. Adding to the overall decrease in the cost of sales, the costs associated with the Plantation Laser Center decreased 24% and 31% respectively for the 2002 Quarter and Period as compared to the prior year, which is consistent with the decreased laser center revenues.

Advertising and Selling - Expenses increased 70% to $42,346 for the 2002 Quarter as compared to $24,728 for the 2001 Quarter.
For the 2002 Period, expenses also increased 126% to $176,080 from $77,807 from the prior year. It is anticipated that these expenses will continue to increase as the Company attends additional tradeshows, revises its trade literature to reflect results from the increased clinical activity, and begins to sell additional units for use in worldwide clinical trails.

Professional Fees - Expenses decreased 75% to $64,514 for the 2002 Quarter as compared to $266,318 for the 2001 Quarter. For the 2002 Period, professional expenses also decreased 45% to $340,386 from $617,726 from the prior year. The decreases are attributed to the settlements of the patent and other litigation, which in turn have been offset due to ongoing expenses as the SEC investigates the Company's founder and former employee (see Legal Proceedings). The Company has also been actively strengthening its patent portfolio.

Salaries & Benefits - Expenses decreased to $270,370 for the 2002
Quarter  as compared to $296,994 for the 2001 Quarter.   For  the
2002 Period, salaries and benefits increased 15% to $821,242 from $716,817 from the prior year.

Depreciation and Amortization - Expenses decreased 91% to $77,165 for the 2002 Quarter as compared to $873,697 for the 2001 Quarter. For the 2002 Period, depreciation and amortization also decreased 73% to $307,326 from $1,155,273 from the prior year. The decrease in depreciation resulted primarily from the sale of the equipment associated with the Company's International Laser Centers. The decrease in amortization resulted from the adoption of SFAS No. 142 requiring companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001.

Administrative and Other - Expenses decreased to $155,419 for the 2002 Quarter as compared to $482,157 for the 2001 Quarter. For the 2002 Period, administrative and other expenses also decreased 26% to $547,689 from $721,270 from the prior year. These expenses decreased due to lower maintenance and management costs associated with the International Laser Centers, and Advanced Medical Laser Services administrative costs. All other administrative accounts, such as rent and utilities, were as expected.

Total Selling, General and Administrative - In summary, expenses decreased 41% to $2.2 million for the 2002 Period as compared to $3.3 million for the 2001 Period, despite the increase in sales revenue. The Company has controlled its administrative and legal expenses while increasing its spending in clinical trials, marketing and sales.

Net  Interest  Expense (Income) - Interest expense  decreased  to
$18,000 for the 2002 Quarter as compared to $109,000 for the 2001
Quarter.   For  the  2002  Period,  net  interest  expense   also
decreased to $54,000 from $101,000 from the prior year.

Net Income (Loss) - The net loss decreased to $89,618 or .00 cents per share for the 2002 Quarter as compared to a net loss of $1,574,285 or .07 cent per share during the 2001 Quarter. For the 2002 Period, net income increased to $677,654 from a net loss of $1,988,285 from the prior year. The favorable increase in net income is attributable to the increase in clinical sales of the OptiVision Laser and from the gain realized on the sale of the Excimer Laser Systems to Tao Enterprises.


                 Liquidity and Capital Resources

As of September 30, 2002, the Company had restricted and unrestricted cash and cash equivalents of $497,901 and a working capital surplus of approximately $979,000 as compared to $438,072 of restricted and unrestricted cash and cash equivalents and working capital surplus of approximately $460,000 at December 31, 2001. The increase in working capital surplus can be primarily attributed to the increased sales of the OptiVision laser.

Accounts payable and accrued expenses decreased to $750,329 at September 30, 2002 as compared to $1,403,175 at December 31, 2001 primarily as a result of payments to Premier. Included in accounts payable at September 30, 2002 is $150,000 still owed to Premier.

Other   current  liabilities  increased  to  approximately   $1.7
million at September 30, 2002 from approximately $1.2 million at December 31, 2001, primarily due to the increase in customer deposits recorded.

Of the 2,150,000 shares escrowed for the convertible debenture issued to GEM, 2,147,868 shares were converted through December
31, 2001.

The Company's future capital requirements will depend on many factors, the scope and results of pre-clinical studies and pre-clinical trials, the cost and timing of regulatory approvals, research and development activities, establishment of manufacturing capacity, and the establishment of the marketing and sales organizations and other relationships, acquisitions or divestitures, which may either involve cash infusions or require additional cash. There is no guarantee that without additional revenue or financing, the Company will be able to meet its future working capital needs.

The  Company  is  seeking additional sources of financing,  which may include short- term debt, long- term debt or equity. There is no assurance that the Company will be successful in raising additional capital. However, the Company has received a commitment letter for a $10 million line-of-credit which would replace the $500,000 line-of-credit held by Merrill Lynch, which was just declared in default. The Company is in the process of negotiating a payment plan with Merrill Lynch. The Company's ability to meet its working capital needs will be dependent on the ability to sign additional distribution and licensing arrangements, achieve a positive cash flow from operations, achieve and sustain profitable operations, and obtain additional debt and/or equity capital.


                          Risk Factors
Lack Of Liquidity

If the Company is unable to obtain additional funds from other financings the Company may have to significantly curtail the scope of our operations and alter our business model. The Company is seeking additional sources of financing, which may include short- term debt, long- term debt or equity. However there is no assurance that the Company will be successful in raising additional capital. If additional financing is not available when required or is not available on acceptable terms, then the Company may be unable to continue its operations at current levels.

The Company's ability to meet our working capital needs will be dependent on the ability to sign additional distribution and licensing arrangements, achieve a positive cash flow from operations, and achieve and sustain profitable operations. While the Company has produced several quarters of positive cash flow, the cash generated has been used to repay portions of its substantial indebtedness (see next section), leaving few funds available to expand its clinical trials or sales and marketing efforts.

During the current quarter, the Company experienced a normal slowing of sales resulting from the foreign, particularly European, slowdown in business due to lengthy vacations. In addition, the Company, due to litigation with AMSLI, has been unable to utilize the existing AMSLI cash assets to fund current operations. The result of these two events has created very tight cash flow for the Company. The Company believes that sales will recover during the fourth quarter, and that the AMSLI litigation will be decided over the short-term resulting in the Company's ability to utilize some or all of those assets.

Failure to raise additional financing or achieve and maintain profitable operations may result in the inability to successfully promote our brand name, develop or enhance the medical eye laser technology or other services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the financial condition and results of operations.

Substantial Indebtedness

The Company has a substantial amount of indebtedness. As of September 30, 2002 the total debt was approximately $3.4 million for SurgiLight (including convertible debentures, amounts owed on the Premier acquisition of $187,500, line-of-credit of $500,000, $102,000 and $165,000 for equipment leases at Plantation and AMSLI). As of September 30, 2002, the $500,000 Merrill Lynch line-of-credit was fully exhausted and future borrowing under that facility were not available for any purpose. Currently, the line-of-credit is in a default status and a payment plan to repay the credit facility is being negotiated. The Company has received a letter of commitment from a funding source to replace this line-of-credit with a $10 million line-of-credit pending the results of due diligence. However, there is no assurance that the Company will obtain such debt financing. If such funding is obtained, the Company plans to use the funds to pay down its indebtedness, allowing its operating income to be used to further the growth of the business.

As a result of the level of debt and the terms of the debt instruments, the Company's vulnerability to adverse general economic conditions is heightened. It is possible that the Company will be required to dedicate a substantial portion of both short-term and long-term cash flow from operations to repayment of debt, limiting the availability of cash for other purposes. The Company will continue to be limited by financial and other restrictive covenants in the ability to borrow additional funds, consummate bulk asset sales, enter into transactions with affiliates or conduct mergers and acquisitions; affecting the Company's flexibility in planning for, or reacting to, changes in the business and industry.

The Company's ability to pay principal and interest on the indebtedness and to satisfy the other debt obligations will depend upon the future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control, as well as the availability to obtain additional sources of capital. If the Company is unable to service the indebtedness, it will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. There is no assurance that the Company can affect any of these remedies on satisfactory terms, or at all.

Dilution

The issuance of shares upon conversion of the Debentures may cause significant dilution to the Company's stockholders and, together with guidance the Company issues to analysts and the financial community, may have an adverse impact on the market price of the Company's common stock.

The resale by Investors of the common stock acquired from conversion of the Debentures will increase the number of the Company's publicly traded shares, which could depress the market price of the Company's common stock.

However, Investors are limited as to the amount of shares it may sell to not more than fifteen percent (15%) of the Company's common stock's previous days trading volume. The conversion rate at which shares of the Company's common stock may be issuable to Investors upon a conversion of the Debentures will be an amount equal to the average of the closing bid prices for the 10 day period immediately preceding a conversion date by Investors. If Investors choose to purchase the Company's common stock at a time when the stock price is low, the Company's existing common stockholders will experience substantial dilution. The issuance of shares to Investors may therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of the common stock.

The perceived risk of dilution may cause the Company's stockholders to sell their shares, which would contribute to a downward movement in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on the Company's stock price could encourage investors to engage in short sales of the Company's common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in the Company's common stock.

In October 2000, the Company acquired the inventory and technology of a corporation known as Premier Laser Systems for the purchase price of $3,745,000. Subsequent to September 30, 2001, the Company agreed to acquire additional inventory for
$1,700,000  paying  $350,000  in  cash  and  $1,350,000  in   the
Company's common stock. At such time that the Company completes this acquisition and issues shares of the Company's common stock, existing stockholders could suffer substantial dilution.

The issuance of further shares upon conversion of the indebtedness represented by the Debentures will dilute the Company's common stock and may lower the price of the Company's common stock. Potential dilution could also originate from stock options offered to members of the Board of Directors, employees, other convertible debentures, or warrants issued to existing Investors. If an Investor invests in the Company's common stock, the interest will be diluted to the extent the price per share paid for the common stock is greater than the pro forma net tangible book value per share of the Company's common stock at the time of sale. Net tangible book value per share represents the amount of the Company's total tangible assets reduced by the amount of the Company's total liabilities and divided by the total number of shares of common stock outstanding.

Currently, there are approximately 1,498,000 stock options and 99,000 warrants outstanding with respect to the Company's common stock. Furthermore, the Company may issue additional options for up to an additional 1.8 million shares of common stock pursuant to the 2002 Stock Option Plan, and the Company can also issue additional warrants and grant additional stock options to the Company's employees, officers, directors and consultants, all of which may further dilute the Company's net tangible book value.

The  Company's Common Stock Has Experienced In The Past,  And  Is
Expected  To  Experience  In The Future,  Significant  Price  And
Volume Volatility, Which Substantially Increases The Risk Of Loss
To Persons Owning The Company's Common Stock

Because of the limited trading market for the Company's common stock, and because of the possible price volatility, investors may not be able to sell the Company's shares of common stock when they desire to do so. Through the twelve months ended December 31, 2001, the Company's stock price ranged from a high of $4.00 to a low of $0.20 per share. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for the Company's common stock may suffer greater declines because of its price volatility.

The  Company  Has  Not Sustained Profitable  Operations  Over  An
Extended Period To Date

Investors might not receive a return on their investment. There is no assurance that a shareholder will realize a return on his investment or that he will not lose his entire investment. The Company has not achieved profitable operations over an extended period of time, though it has over the last three fiscal quarters. The Company cannot be certain that it will be able to regain or sustain profitability or positive operating cash flow.

Patent  Infringement Allegations May Impair The Company's Ability
To Manufacture And Market Its Products

There are a number of U.S. and foreign patents covering methods and the apparatus for performing corneal surgery that the Company does not own or have the right to use. If the Company were found to infringe a patent in a particular market, both the Company's customers and the Company may be enjoined from making, using and selling that product in the market and be liable for damages for any past infringement of such rights. In order to continue using such rights, the Company would be required to obtain a license, which may require us to make royalty, per procedure or other fee payments. The Company cannot be certain if the Company or the Company's customers will be successful in securing licenses, or that if the Company obtains licenses, such licenses will be on acceptable terms. Alternatively, the Company might be required to redesign the infringing aspects of these products. Any redesign efforts that the Company undertakes could be expensive and might require regulatory review. Furthermore, the redesign efforts could delay the reintroduction of these products into certain markets, or may be so significant as to be impractical. If redesign effort were to prove impractical, the Company could be prevented from manufacturing and selling the infringing products, which would have a material adverse effect on the Company's business, financial and results of operations.

If  The  Company Is Unable To Protect The Company's  Patents  And
Proprietary Technology It May Not Be Able To Compete Effectively

The Company's success will depend in part on the Company's ability to obtain patent protection for products and processes, to preserve the Company's trade secrets and to operate without infringing the proprietary rights of third parties. While the Company holds a number of U.S. and foreign patents and have other patent applications pending in the United States and foreign countries, the Company cannot be assured that any additional patents will be issued, that the scope of any patent protection will exclude competitors or that any of the Company's patents will be held valid if subsequently challenged. Further, other companies may independently develop similar products, duplicate the Company's products or design products that circumvent the Company's patents. The Company is aware of certain patents which, along with other patents that may exist or be granted in the future, could restrict the Company's right to market some of the Company's technologies without a license, including, among others, patents relating to the Company's lens emulsification product, presbyopia product and ophthalmic probes for the Er:YAG laser. The Company also relies upon unpatented trade secrets, and the Company cannot assure investors that others will not independently develop or otherwise acquire substantially equivalent trade secrets.

The Company's Business Is Subject To Governmental Regulation Which Imposes Significant Costs And If Not Complied With Could Lead To The Assessment Of Penalties; Certain Regulatory Decisions May Restrict Or Delay The Company's Ability To Manufacture And Market The Company's Products

The Company's products are regulated as medical devices by the FDA. As such, these devices require either Section 510(k) premarket clearance or approval of a premarket approval application by the FDA prior to commercialization. Satisfaction of regulatory requirements is expensive and may take several years to complete. The Company cannot assure investors that further clinical trials of the Company's medical products or of any future products will be successfully completed or, if they are completed, that any requisite FDA or foreign governmental approvals will be obtained. FDA or other governmental approvals of products the Company may develop in the future may require substantial filing fees which could limit the number of applications the Company seek and may entail limitations on the indicated uses for which the Company's products may be marketed. In addition, approved or cleared products may be subject to additional testing and surveillance programs required by the FDA and other regulatory agencies, and product approvals and clearances could be withdrawn for failure to comply with regulatory standards or by the occurrence of unforeseen problems following initial marketing. Also, the Company has made modifications to some of the Company's existing products which the Company does not believe require the submission of a new 510(k) notification to the FDA. However, the Company cannot assure the FDA would agree with the Company's determination. If the FDA did not agree with the Company's determination, they could require the Company to cease marketing one or more of the modified devices until the devices have been cleared. The Company is also required to adhere to a wide variety of other regulations governing the operation of the Company's business. Noncompliance with state, local, federal or foreign requirements can result in serious penalties that could harm the Company's business.

The  Company's ophthalmic laser, OptiVision, is approved  by  the
FDA to be marketed for certain ophthalmic applications. The presbyopia indication is currently being tested in clinical trials outside the United States, and the Company has applied for an Investigational Device Exemption to test it in the United
States, which may or may not be granted. The Company has a significant inventory of ophthalmic laser systems, which were acquired from Premier Laser Systems, Inc. In order to manufacture laser systems or repair laser systems, the Company will need to become registered as a manufacturer with the FDA and abide by Good Manufacturing Practices (GMP). These regulations impose certain procedural and documentation requirements with respect to the Company's manufacturing, research and development and quality assurance activities. The Company's facilities will be subject to inspections by the FDA and other regulatory agencies, and if any material noncompliance with GMP guidelines is noted, the marketing of all laser products may be adversely affected. The Company was recently involved in an inspection and received a "Form 483" notice resulting in its inability to ship products to certain countries throughout the world. The Company believes it has resolved all significant issues and is currently working with the FDA to resolve the remaining few items.

A Successful Product Liability Claim Asserted Against The Company
Due  To  A  Defect  In  One Of It's Products  In  Excess  Of  The
Company's Insurance Coverage Would Harm Its Business

The sale of the Company's medical products involves the inherent risk of product liability claims. The Company currently has product liability insurance coverage in the amount of $1 million per occurrence and $2 million in the aggregate, subject to various coverage exclusions. The Company does not know whether claims against it arising with respect to the Company's products will be successfully defended or that the Company's insurance will be sufficient to cover liabilities arising from these claims. A successful claim against the Company in excess of its insurance coverage could have a materially adverse effect on the Company's business.

SEC Investigation

On April 11, 2002, the Company was named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against the Company. The Company has cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and has taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. The Company intends to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder and former employee, has agreed to indemnify the Company against any liabilities resulting from these actions. The Company's potential liability results from a portion of the funds amounting to $1.2 million allegedly obtained from this scheme flowing into the Company's bank accounts. If Dr. Lin is found guilty and unable to pay restitution, the Company may become liable for this amount.

The Company Faces Competition In Certain Markets

Medical laser centers, including the vision correction and the dermatology segments, are subject to intense, increasing competition, which could reduce the Company's short-term cash flow. The Company's ophthalmic laser is cleared for certain applications and in clinical trials for other applications. Currently, the only FDA-approved technique to correct presbyopia is monovision, wherein the patient has one eye corrected for near vision and one eye for far vision. Multifocal implantable lenses and other surgical techniques are currently undergoing clinical trials. There is no assurance that any of these techniques or products will receive FDA approval, including the Company's. Once approval is obtained, the Company cannot be certain that the Company will be able to compete successfully against current and future competitors. Many of the Company's competitors have existing products and distribution systems in the marketplace and are substantially larger, better financed, and better known.

If  The  Company  Cannot  Adapt  To Technological  Advances,  Its
Products  May  Become Technologically Obsolete And The  Company's
Product Sales Could Significantly Decline

The markets in which the Company's medical products compete are subject to rapid technological change as well as the potential development of alternative surgical techniques or new pharmaceutical products. These changes could render the Company's products uncompetitive or obsolete. The Company will be required to invest in research and development to attempt to maintain and enhance the Company's existing products and develop new products. The Company does not know if its research and development efforts will result in the introduction of new products or product improvements.

However, at the present time, the Company's inventory consists primarily of the lasers and other equipment purchased from
Premier. It is the Company's belief that both the book value transferred and the current market value of the inventory has not undergone obsolescence as the inventory continues to meet the criteria established to perform the surgical routines that comprise the Company's business focus and market. However, the Company only has enough inventory on hand to sustain operations for an estimated three to four years. After such time, the Company will need to reevaluate the existing technology and may need to alter its operations to remain competitive in the industry.

These lasers have been FDA cleared for certain applications within opthamology. However laser scleral oblation is for the treatment of presbyopia and is currently pending IDE approval here in the U.S.

Effect Of Corporate Measures

Certain anti-takeover measures may have an adverse effect on the Company's stock price and may also discourage takeovers that might be beneficial to stockholders. Certain provisions of the Company's Articles of Incorporation, bylaws and Florida law could delay or frustrate the removal of incumbent directors, discourage potential acquisition proposals and delay, defer or prevent a change in control of SurgiLight, even if such events could be beneficial, in the short-term, to the interests of the Company's stockholders.

The  Company  Is  Subject To Certain Risks  Associated  With  Its
International Sales

The Company expects sales to international accounts will continue to represent a significant percentage of the Company's total sales unless and until the Company's systems are cleared for commercial distribution in the U.S., or with respect to those products that do not require regulatory approval, otherwise enter the U.S. market. The Company's business, financial condition and international results of operations may be adversely affected by present economic instability in certain Asian and South American countries, future economic instability in other countries in which the Company has sold or may sell, increases in duty rates, difficulties in obtaining export licenses, ability to maintain or increase prices, and competition. Additionally, international sales may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in staffing and coordinating communications among and managing international operations. Because most of the Company's sales have been denominated in U.S. dollars, the Company does not have significant exposure to typical foreign currency fluctuation risks. However, due to the Company's significant export sales, the Company is subject to currency exchange rate fluctuations in the U.S. dollar, which could increase the effective price in local currencies of the Company's products. This could in turn result in reduced sales, longer payment cycles and greater difficulty in collecting receivables.

The  Loss  Of Key Personnel Could Adversely Affect The  Company's
Business

The Company's ability to maintain its competitive position depends in part upon the continued contributions of the Company's executive officers and other key employees and consultants. A loss of one or more such officers, consultants or key employees could have an adverse effect on the Company's business. The Company does not carry key man insurance on any officer or key employee. As the Company continues the clinical development of the Company's lasers and other products and prepare for regulatory approvals and other commercialization activities, the Company will need to continue to implement and expand the Company's operational, financial and management resources and controls. While to date the Company has not experienced problems recruiting or retaining the personnel necessary to implement such plans, the Company cannot be certain that problems won't arise in the future. If the Company fails to attract and retain qualified individuals for necessary positions, and if the Company is unable to effectively manage growth in the Company's domestic and international operations, these could have an adverse effect on the Company's business, financial condition and results of operations.

The Company Does Not Expect To Pay Any Dividends

To date, the Company has paid no cash dividends or made any stockholder distributions. The payment of dividends on the Company's common stock is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition, and other relevant factors. For the foreseeable future, however, it is not anticipated that the Company will pay any dividends. Currently, the Company plans to retain any earnings the Company receives for the continued development of the Company's business operations.

NASDAQ Listing

The Company's common stock is quoted on the NASDAQ Over-The-Counter Bulletin Board (OTCBB). The Company currently is not listed on the NASDAQ National Market system. The Company cannot assure investors that it will ever meet the criteria for listing the Company's common stock on such market system, which would provide a stronger trading market. Lack of listing on the NASDAQ National Market may make it more difficult for the Company to raise funds through the sale of its common stock or securities convertible into the Company's common stock.

                   Forward-Looking Statements

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

These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially
different   from   any  future  results,  levels   of   activity,
performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under Risk Factors and elsewhere in this prospectus
and  the  documents incorporated by reference.   In  some  cases,
forward-looking statements can be identified by terminology  such
as   may,   will,   should,  could,  expects,   plans,   intends,
anticipates, believes, estimates, predicts, potential or continue or the negative of such terms and other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable based on currently
available  information,  the  Company  cannot  guarantee   future
results,   levels  of  activity,  performance  or   achievements.
Moreover,   neither   the  Company  nor   anyone   else   assumes
responsibility  for  the  accuracy  and  completeness   of   such
statements. The Company is under no duty to update any of the forward-looking statements after the date of this document.

                 ITEM 3. Controls and Procedures

The Company's President and Chief Executive Officer along with the Company's Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, the Company's President and Chief Executive Officer along with the
Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect internal controls subsequent to the evaluation date, except with respect to the AMSLI operations, as noted in Note #1 to the financial statements. The Company does not have free access to all of the records of AMSLI and therefore the figures presented are derived from available data that was provided by AMSLI.

                   PART II - OTHER INFORMATION
Item 1. Legal Proceedings
RAS Holding Corp. ("RAS") and Presby Corp. ("Presby") filed a lawsuit on March 16, 2000, against the Company in the United States District Court for the Middle District of Florida for patent infringement. RAS and Presby alleged that the Company is using laser technology that infringes certain patents held by RAS
and  Presby  for  the treatment of presbyopia.   RAS  and  Presby
sought  to  enjoin the Company's continued use of  the  allegedly infringing  technology and sought to recover  damages,  including
punitive  damages,  for  the alleged infringement.   The  Company
filed three summary judgment motions: (1) one motion sought summary judgment that the broader independent claims that Presby
Corp.   patents  were  invalid  based  upon  prior  surgery   and
publications  of  others;  (2)  another  motion  sought   summary
judgment that the Company's accused OptiVision laser (formerly IR-
3000) did not infringe claims of the asserted patent directed to particular procedures using a laser for treating Presbyopia; and
(3)  the  third  motion  sought summary judgment  dismissing  the
entire   patent   infringement  lawsuit  because  the   Company's
experimental activities had been solely for the purpose of obtaining FDA approval of the OptiVision, and these activities
were  exempted  from  infringement allocations  by  statute.   On
December 5, 2001, the Company entered into a settlement agreement with Presby and RAS. The parties agreed to an entry of a decree that acknowledges the validity and enforceability of Presby's patent for the treatment of Presbyopia. The Company agreed to a one-time payment to Presby. In the opinion of management, the settlement will not have a significant adverse effect on future operations of the Company. On January 31, 2002 the payment was made in accordance with the settlement agreement.

Advanced Medical Laser Services of America, Inc. ("Advanced") and Paul Miano ("Miano") filed a lawsuit against the Company on September 26, 2001, alleging a breach of contract for the Company's alleged failure to pay up to $1,000,000 of working capital. The Company and its counsel believe that this lawsuit is without merit and immaterial and continues to vigorously defend itself against this claim. As a result of this litigation, the Company is treating the cash assets of Advanced as assets with limited use.

On April 11, 2002, the Company was named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against the Company. The Company has cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and has taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. The Company intends to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin has agreed to indemnify the Company against any liabilities resulting from these actions.
Item 2. Changes in Securities
As of November 26, 2002, there were 28,925,996 shares of common stock issued and outstanding, held by approximately 1,627 shareholders.

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

Currently, there are approximately 2138,000 stock options and 99,000 warrants outstanding with respect to the Company's common stock, which includes 1,200,000 common stock options pursuant to the 2002 Stock Option Plan. The Company can also issue additional warrants and grant additional stock options to the Company's employees, officers, directors and consultants, all of which may further dilute the Company's net tangible book value.
Item 3. Defaults Upon Senior Securities
In November 2002, the Company was notified by Merrill Lynch Business Financial Services ("MLBFS") that the Company was considered to be in default on the $500,000 line-of-credit, secured by inventory, that had matured on July 31, 2002. The Company plans to repay the outstanding indebtedness if additional debt financing is obtained or in the alternative, is currently negotiating a payment plan with MLBFS.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual shareholders meeting held in July, Louis P. "Dan" Valente, and Joseph Allen were nominated as Directors and subsequently voted in by the voting shareholders.
Item 5. Other Information
None.
Item 6. Exhibits and Reports on Form 8-K.
(a)       EXHIBITS

1. An 8-K was filed reporting that on August 14, 2002, an 8K was filed by the Company engaging Moore Stephens Lovelace, P.A. as the new principal accountant to audit the financial statements effective August 2002. There were no disagreements with the former accountant on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure. The decision to retain new accountants was recommended and approved by the Board of Directors.

2. An 8-K was filed reporting that the Company's independent accountant Parks, Tschopp, Whitcomb and Orr, P.A. (who performed the auditing for the Company in 1999, 2000 and 2001) resigned, effective June 20, 2002. There were no disagreements with the former accountant on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure. The decision to change accountants was recommended and approved by our Board of Directors.

3. An 8-K was filed reporting that on January 1, 2000, the Company changed it's independent accountant from Rachel Siu, CPA (who performed the auditing for the Company in 1998) and engaged Parks, Tschopp, Whitcomb and Orr, P.A. as the new principal accountant to audit the financial statements effective February 1, 2000. There were no disagreements with our former accountant on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure. The decision to change accountants was recommended and approved by our Board of Directors.

(b)  REPORTS
    None.


                           SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SurgiLight, Inc.
                                  (Registrant)

Date:  November 13, 2002
                                  _/s/
                                 (Signature)*

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

                                 Mark E. Murphy, CPA,
                                 Controller
_/s/
(Signature)*

Colette Cozean, Ph. D., CEO,
Chairwoman Board of Directors
_/s/
(Signature)*

Stuart J. Michelson, Ph. D., CFO,
Member Board of Directors








        Certification of Principal Executive Officer and
             Principal Financial Officer Pursuant to
                         18 U.S.C. 1350


In connection with the Form 10-QSB (the "Report") of SurgiLight,
Inc. (the "Company") for the period ending September 30, 2002, I,
Colette Cozean
CEO        of the Company, certify that:

          (1) The Report fully complies with the requirements of
          section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, except as noted in
          Item 3 Control and Procedures, the financial condition and results of operations of the Company.


______Colette Cozean, Ph.D.__
[Name]

_____CEO____________________
 [Title]

Dated:    December 2, 2002


        Certification of Principal Executive Officer and
             Principal Financial Officer Pursuant to
                         18 U.S.C. 1350


In connection with the Form 10-QSB (the "Report") of SurgiLight,
Inc. (the "Company") for the period ending September 30, 2002, I,
Stuart Michelson, Ph.D.
     CFO   of the Company, certify that:

          (1) The Report fully complies with the requirements of
          section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, except as noted in
          Item 3 Control and Prodcedures, the financial condition and results of operations of the Company.


____Stuart Michelson, Ph.D._____
[Name]

____CFO_  __________________
[Title]

Dated:    December 2, 2002