Form 10QSB/A
period 2002-09-30
SURGILIGHT INC
filed 2002-12-03
CIK 1070289

7


SEC     Potential persons who are to respond to the collection of
2344 (5-information contained in this form are not required to
99) respond unless the form displays a currently valid OMB control number.
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
FORM 10-QSB/A (Amendment #1)
[x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
]  EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2002

[  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
]  ACT
For the transition period from                                to

        Commission file number                  0-24897

                                                         SurgiLight,
                                Inc.
  (Exact name of small business issuer as specified in its charter)

                                                              35-
              Florida                            1990562
                                    (IRS Employer Identification No.)
  (State or other jurisdiction of
  incorporation or organization)

             2001 Science Drive, Suite 140, Orlando, FL 32826
              (Address of principal executive offices)
                          ( 407) 482- 4555
                     (Issuer's telephone number)
   _______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [x ] No [ ]
              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]
                    APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of November 26, 2002: 28,925,996
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                   SURGILIGHT CORPORATION AND SUBSIDIARIES

                         QUARTER ENDED JUNE 30, 2002

                                    INDEX

PART I - FINANCIAL INFORMATION

  Item   Condensed Consolidated Financial Statements
 1.

      Condensed Consolidated Balance Sheet as of June 30, 2002          44

      Condensed Consolidated Statements of Operations for the three and six months and six months ended June 30, 2002 and 2001.

      Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001.

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

  Item 3.   Controls and Procedures

PART II - OTHER INFORMATION


SIGNATURES
























                       PART I - FINANCIAL INFORMATION
                        Item 1. Financial Statements.

SurgliLight, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
June 30, 2002
                    ASSETS                     Unaudited
CURRENT ASSETS:
  Cash and cash equivalents                      $
                                              40,823
  Cash and cash equivalents - Limited as to
use                                            477,376
  Accounts receivable - net of allowance for doubtful
    accounts of $133,000
                                              1,111,392
  Other receivable
                                              274,000
  Inventory
                                              1,831,584
  Notes receivable
                                              80,000
  Other current assets
                                              402,083
           Total current assets
                                              4,217,258
Property and equipment, net of accumulated
depreciation
   of $819,604
                                              824,134
Inventory - long term
                                              3,039,296
Intangible assets, net of accumulated amortization
   of $335,096
                                              651,475
TOTAL ASSETS
                                              $8,732,163

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses          $
                                              664,187
  Customer deposits
                                              865,333
  Current portion of long term debt
                                              849,595
           Total current liabilities
                                              2,379,115
Long term debt less current installments
                                              163,980


Convertible debentures
                                              2,432,011
Commitments and contingencies

Stockholders' equity:
Common stock, $0.0001 par value; 60,000,000
shares authorized
29,017,296 issued and 28,971,161 outstanding
                                              2,902
Convertible Preferred stock, $0.0001 par
value;
5,000,000 shares authorized, 62,000 issued and
outstanding                                    7
  Additional paid-in capital
                                              9,272,753
  Treasury stock, at cost (46,135 shares)
                                              (202,094)
  Accumulated deficit
                                              (5,316,511
                                              )
           Total stockholders' equity
                                              3,757,057
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                              $8,732,163

See accompanying notes to condensed consolidated financial statements.

SurgiLight, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2002 and
2001

                                   UNAUDITEDUNAUDITED UNAUDITED  UNAUDITED
                                   Three Months Ended    Six Months Ended
                                   June 30,  June 30,  June 30,   June 30,
                                     2002      2001      2002       2001

REVENUES                           $1,068,41         $ $2,502,290  $1,163,000
                                         8#   515,000

COST OF REVENUES                                                    240,000
                                    148,454   120,000   328,379

           Gross profit                                             923,000
                                    919,964   395,000 2,173,911

SELLING, GENERAL, AND ADMINISTRATIVE
      EXPENSES:
  Advertising and selling                                            53,079
                                     98,090    31,820   133,734
  Professional fees                                                 351,408
                                    104,196   190,509   275,872
  Salaries and benefits                                             419,823
                                    296,531   244,709   550,872
  Depreciation and amortization                                     281,576
                                    110,984   141,736   230,161
  Administrative and other                                          239,114
                                    191,980    56,226   392,270
           Total selling, general, and administrative
                 expenses                                         1,345,000
                                     801,781  665,000 1,582,909

           Operating income (loss)
                                     118,183 (270,000)   591,002   (422,000)

Interest expense (income), Net
                                      15,811    7,000    36,185     (8,000)
Gain on sale of asset                      -        -                     -
                                                        212,455

Net income (loss)                          $                  $
                                     102,372 $(277,000   767,272  $(414,000)
                                                    )

Net income (loss)per share - Basic         $        $         $           $
                                        0.00   (0.01)      0.03      (0.02)

Net income (loss)per share -               $        $         $           $
Diluted                                 0.00   (0.01)      0.02      (0.02)

Weighted average shares used in calulating
(income) loss per share - Basic
                                  28,834,870 21,647,00 28,620,526  21,655,000
                                                    0

Weighted average shares used in calulating
(income) loss per share - Diluted
                                  32,617,540 21,647,00 31,879,213  21,655,000
                                                    0


See accompanying notes to condensed consolidated financial statements.




SURGILIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
FOR THE PERIOD ENDED
JUNE 30, 2002

                                      Prefered               Additional                                    Total
                          Common          Stock               Paid-in            Accumulated Treasuary Stockholders'
                      Shares  Amount   Shares Amount          Capital              Deficit     Stock      Equity

Balance at December                 $             $            $      6,772,378            $         $            $
31, 2000             21,579,4    2,158       -     -                              (2,402,197) (196,824)    4,175,515
                          19

Stock issued for                                                         46,980
services             195,833       20                                                                        47,000
Sale of common stock                                                          -
                           -        -                                                                             -
 - private placement                                                     32,929
                      50,880        5                                                      -         -       32,934
Sale of preferred                                                             -
stock                      -        -                                                      -         -            -
 - private placement                                                     92,994
                           -        -  62,000     7                                        -         -       93,001
Conversion of                                                           770,523
debentures           2,055,28      205                                                      -         -      770,728
                           9
Purchase of common                                                            -
stock                      -        -                                                      -   (5,270)      (5,270)
Common stock                                                                  -
returned                   -        -                                                                             -
   and cancelled                                                       (45,000)
                     (3,000)        -                                                                      (45,000)
Escrow common stock                                                       (401)
subscribed           4,005,29      401                                                                             -
                           2
Accrued stock                                                                 -
compensation               -        -                                                      -         -            -
    Net Income                                                                -
(Loss)                     -        -       -     -                              (2,706,211)         -  (2,706,211)
Balance at December                                                   9,020,403
31, 2001,            27,883,7    2,789  62,000     7                              (5,108,783) (202,094)    3,712,322
                          13
     as previously
reported
Prior Period                                                                  -
Adjustment (see Note       -        -       -     -                                (975,000)         -    (975,000)
5)
Balance at December
31, 2001,
     as restated                                                      9,020,403
                    27,883,7    2,789  62,000     7                              (6,083,783) (202,094)    2,737,322
                          13
Issuance of stock in                                                    252,350
non-cash             1,133,58      113                                                      -         -      252,463
transactions               3
    Net Income                                                                -
(Loss)                     -        -       -     -                                  767,272         -      767,272
Balance at June 30,                 $             $            $      9,272,753            $         $            $
2002                 29,017,2    2,902  62,000     7                              (5,316,511) (202,094)    3,757,057
                          96


See accompanying notes to condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.


SURGILIGHT, INC. AND SUBSIDIARIES

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

   The manager and former owner of AMSLI is alleging a breach of contract for the Company's alleged failure to pay up to $1 million of working capital. This dispute could effect the Company's ability to control AMSLI if found to have merit as the manager claims, as a result of the dispute, that he owns 55% of AMSLI. The Company based on advice of legal counsel believes that AMSLI is a wholly owned subsidiary, and accordingly has consolidated the accounts of AMSLI in its financial statements. The cash held in AMSLI bank accounts has been classified as limited to use because the manager is not granting the Company access to the cash accounts pending the outcome of the dispute. At June 30, 2002 the assets of AMSLI were as follows: Cash, $477,376; Accounts Receivable, $22,705; Net Machinery and Equipment, $354,104; Intangible Assets, $96,000, and Net Assets, $715,334. The quarterly Revenue was $239,751 and Operating Income was $69,452. The Company does not have free access to all of the records of AMSLI and therefore the figures presented are derived from available data that was provided by AMSLI.

   The accompanying unaudited condensed consolidated financial statements of SurgiLight, Inc., and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X and the instructions of Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America. Assuming the dispute with AMSLI is resolved as expected by management and legal counsel, management believes the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2001 and 2000, including the notes thereto, and the other information included in the Company's most recent filing on Form 10-KSB, which was filed with the Securities and Exchange Commission ("SEC") on April 13, 2002. The 10-KSB was refiled in its entirety on April 29, 2002 to correct certain errors in the original 10-KSB filing and to revise certain of the disclosures contained in such original filing. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this filing. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002.

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

   In October 2000, the Company acquired the inventory and technology of the ophthalmic laser division of Premier Laser Systems ("Premier"). The main component of this inventory and technology is an infrared laser, which is now the product supporting the core business of the Company's lasers in Presbyopia medical trials. The inventory consisted of Raw Materials and Finished Goods laser systems. The purchase price, including legal fees of $20,000, was $3,745,000 and was allocated as follows: $2,800,000 to inventory, and $945,000 to intangible assets consisting of technology, patents and FDA approval costs. In June 2001, the Company reevaluated the intangible assets and $600,000 was reallocated to inventory. On December 26, 2001, the Company acquired several additional technologies including two diode systems and approximately $3 million in additional inventory of the infrared erbium laser for $1.7 million, consisting of $350,000 in cash and $1,350,000 payable in common stock between December, 2001 and July, 2002. The $1.7 million purchase price was allocated entirely to inventory. Colette Cozean, Ph.D. a Director and Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999. Premier currently owes Dr. Cozean approximately $120,000 for severance, life insurance, expenses and salary. Premier also owes Dr. Cozean up to $190,000 as a commission from sale of Premier assets of which $130,000 is from the second acquisition of assets by SurgiLight.

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

   On February 13, 2002, the Company entered into a convertible debenture purchase agreement with Knobbe, Marten, Olsen & Bear, L.L.P. for the issuance of a convertible debenture in the principal amount of Six Hundred and Ten Thousand Dollars ($610,000); GAM Laser, Inc. for the issuance of a convertible debenture in the principal amount of Seventy Five Thousand Dollars ($75,000); and McClane Tessitore for the issuance of a convertible debenture in the principal amount of Seventy Three Thousand Five Hundred Dollars ($73,500). None of these debentures accrues any interest and each matures on December 31, 2002. Also, each of these debentures is convertible at any time prior to maturity into shares of the Company's common stock convertible at the market value at time of conversion. On February 14, 2002, the Company filed a registration statement on Form SB-2 with respect to the shares of the common stock underlying these debentures. The Form SB-2 has not yet been declared effective.

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

3. Segment Information

   The Company operates two separate and distinct segments which differ in the nature of the products and services offered and the type of customer for those products and services. SurgiLight sells ophthalmic lasers in the reverse presbyopia industry while its subsidiaries, Plantation and AMSLI, operate centers for use by other professionals to perform refractive (non-presbyopia) and cosmetic surgeries, respectively. The operating results for those segments for the quarter ended June 30, 2002 is as follows:

                      SurgiLigh  Centers     SurgiLight  Centers
                          t
                            Three Months             Six Months
                     Ended                  Ended
                                   June                  June 30,
                     30, 2002               2002
 Revenues              $616,037  $396,381                $ 781,669
                                            $1,664,331
 Cost of Goods Sold      22,639    69,814                  138,920
                                               133,459
 Advertising and         93,147     4,943                    5,505
 selling                                       128,229
 Professional fees       77,159    27,037                   54,278
                                               221,593
 Salaries and           196,368   100,163                  198,551
 Benefits                                      352,071
 Depreciation and        60,177    50,807                  100,521
 amort.                                        129,640
 Administrative and     129,135    62,847                  128,643
 other                                         263,478
 Interest Expense         4,383    11,428                   24,847
                                                11,448
 Gain on sale of              -         -                       -
 assets                                        212,455
 Net Income            $ 33,030   $ 69,342      $           $ 130,404
                                           636,868



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

   Changes in Shareholders' Equity - The following highlight the changes in shareholders' equity during the first and second quarters:
      On January 17th, 514,706 shares were issued to satisfy accrued legal fees.
      On February 21st, 223,621 shares were issued to satisfy accrued legal fees.
      On May 12th, 395,256 shares were issued to satisfy accrued legal fees.

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

   Earnings Per Share - The following potentially dilutive securities were used to calculate fully diluted earning per share:

     GEM Debenture options exercised    200,000 shares
     Knobbe Debenture converted            3,050,000 shares
     GAM Laser Debenture converted            375,000 shares
     McClane Debenture converted              367,500 shares

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

Revenues - The Company's consolidated net revenues for the quarter ended June 30, 2002 (2002 Quarter) increased by 107% to approximately $1,068,000 from $515,000 for the quarter ended June 30, 2001 (2001 Quarter). Consolidated net revenues for the six-month period ended June 30, 2002 (2002 Period) also increased 121% to approximately $2,502,000 from $1,163,000 from the six-month period ended June 30, 2001 (2001 Period). The increase in revenue is primarily due to increased sales of the OptiVision Laser which the Company began selling as its' primary product in the 4th quarter of 2001. The increased revenue generated from the lasers sales has been partially offset by a decrease in the Plantation Laser Centers income of 30% and 40% for the 2002 Quarter and 2002 Period, respectively, when compared to the prior year.

Cost of Revenues - Increased 24% to approximately $148,000 for the 2002 Quarter as compared to $120,000 for the 2001 Quarter. For the 2002 Period, cost of sales also increased 37% to approximately $328,000 from $240,000 in the prior year. These increases reflect the transition of the Company from performing research & development and providing support to the International Laser Centers to selling lasers systems with an associated cost of sales of approximately $20,000. Offsetting the overall increase in the cost of sales, the costs associated with the Plantation Laser Center decreased 24% and 31% respectively for the 2002 Quarter and Period as compared to the prior year, which is consistent with the decreased laser center revenues.

Advertising and Selling - Expenses increased 208% to $98,090 for the 2002 Quarter as compared to $31,820 for the 2001 Quarter.
For the 2002 Period, expenses also increased 152% to $133,734 from $53,079 from the prior year. It is anticipated that these expenses will continue to increase as the Company attends additional tradeshows, revises its' literature to reflect results from the increased clinical activity, and begins to sell additional units for use in clinical trails.

Professional Fees - Expenses decreased 45% to $104,196 for the 2002 Quarter as compared to $190,509 for the 2001 Quarter. For the 2002 Period, professional expenses also decreased 21% to $275,872 from $351,408 from the prior year. The decreases are attributed to the settlements of the patent and other litigation, which in turn have been offset due to the ongoing SEC investigation expenses.

Salaries & Benefits - Expenses increased to $296,531 for the 2002 Quarter as compared to $244,709 for the 2001 Quarter. For the 2002 Period, salaries and benefits also increased 31% to $550,872 from $419,823 from the prior year. The increase was due to an overall increase in staffing levels.

Depreciation and Amortization - Expenses decreased 22% to $110,984 for the 2002 Quarter as compared to $141,736 for the 2001 Quarter. For the 2002 Period, depreciation and amortization also decreased 18% to $230,161 from $281,576 from the prior year. The decrease in depreciation resulted primarily from the sale of the equipment associated with the Company's International Laser Centers. The decrease in amortization resulted from the adoption of SFAS No. 142 requiring companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001.

Administrative and Other - Expenses increased to $191,980 for the 2002 Quarter as compared to $56,226 for the 2001 Quarter. For the 2002 Period, administrative and other expenses increased 64% to $392,270 from $239,114 from the prior year. These expenses increased due to increased travel and entertainment, significant increases for insurance coverage, as well as normal increases in general administration expenses such as rent and utilities.

Total Selling, General and Administrative - In summary, expenses increased to $801,781 for the 2002 Quarter as compared to $665,000 for the 2001 Quarter. For the 2002 Period, total expenses also increased 18% to $1,582,909 from $1,345,000 from the prior year for the reasons stated above.

Interest Expense (Income) Net - Increased to $15,811 for the 2002 Quarter as compared to $7,000 for the 2001 Quarter. For the 2002 Period, net interest expense increased to $36,185 from $(8,000) from the prior year. This increase in net interest expense results from additional laser purchases for the laser center business and borrowings on a $500,000 line of credit from Merrill Lynch.

Net Income (Loss) - was $102,372 or .00 cents per share for the 2002 Quarter as compared to a net loss of $277,000 or .01 cent per share during the 2001 Quarter. For the 2002 Period, the net income was $767,272 compared to a net loss of $414,000 in the prior year. The favorable increase in net income can be attributable to the increase in clinical sales of the OptiVision Laser and from the gain realized on the sale of the Excimer Laser Systems to Tao Enterprises.


                 Liquidity and Capital Resources

As of June 30, 2002, the Company had unrestricted cash and cash equivalents of $40,823 and a working capital surplus of approximately $1.9 million as compared to $438,000 of unrestricted cash and cash equivalents and working capital surplus of approximately $ 460,000 at December 31, 2001. The increase in working capital surplus can be primarily attributed to the increased sales of the OptiVision laser.

Accounts payable and accrued expenses decreased to $564,183 at June 30, 2002 as compared to $1,403,175 at December 31, 2001 primarily as a result of payments to Premier. Included in accounts payable at June 30, 2002 is approximately $150,000 still owed to Premier.

Other current liabilities increased to $1.7 million at June 30, 2002 from $1.2 at December 31, 2001, primarily due to the increase in customer deposits recorded.

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

Substantial Indebtedness

The Company has a substantial amount of indebtedness. As of June 30, 2002 the total debt was approximately $3.4 million for SurgiLight (including convertible debentures, amounts owed on the Premier acquisition of $187,500, line-of-credit of $500,000, $102,000 and $165,000 for equipment leases at Plantation and AMSLI). As of June 30, 2002, the $500,000 Merrill Lynch line-of-credit was fully exhausted and future borrowing under that facility were not available for any purpose. Currently, the line-of-credit is in a default status and a payment plan to repay the credit facility is being negotiated. The Company has received a letter of commitment from a funding source to replace this line-of-credit with a $10 million line-of-credit pending the results
of  due  diligence.   However, there is  no  assurance  that  the
Company will obtain such debt financing. If such funding is obtained, the Company plans to use the funds to pay down its indebtedness, allowing its operating income to be used to further the growth of the business.

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

Dilution

The issuance of shares upon conversion of the Debentures may cause significant dilution to the Company's stockholders and, together with guidance the Company issue to analysts and the financial community, may have an adverse impact on the market price of the Company's common stock.

The resale by Investors of the common stock that it acquires from conversion of the Debentures will increase the number of the Company's publicly traded shares, which could depress the market price of the Company's common stock.

However, Investors are limited as to the amount of shares it may sell to not more than fifteen percent (15%) of the Company's common stock's previous days trading volume. The conversion rate at which shares of the Company's common stock may be issuable to Investors upon a conversion of the Debentures will be the an amount equal to the average of the closing bid prices for the 10 day period immediately preceding a conversion date by Investors. If Investors choose to purchase the Company's common stock at a time when the stock price is low, the Company's existing common stockholders will experience substantial dilution. The issuance of shares to Investors may therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of the common stock.

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

In October 2000, the Company acquired the inventory and technology of a corporation known as Premier Laser Systems for the purchase price of $3,745,000. Subsequent to September 30, 2001, the Company agreed to acquire additional inventory for $1,700,000 consisting of $350,000 in cash and $1,350,000 in the
Company's common stock. At such time that the Company completes this acquisition and issues shares of the Company's common stock, existing stockholders could suffer substantial dilution.

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

Currently, there are approximately 1,487,500 stock options and 99,000 warrants outstanding with respect to the Company's common stock. Furthermore, the Company may issue additional options for up to an additional 1.8 million shares of common stock pursuant to the 2002 Stock Option Plan, and the Company can also issue additional warrants and grant additional stock options to the Company's employees, officers, directors and consultants, all of which may further dilute the Company's net tangible book value.

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

The  Company  Has  Not Sustained Profitable  Operations  Over  An
Extended Period To Date

Investors might not receive a return on their investment. There is no assurance that a shareholder will realize a return on his investment or that he will not lose his entire investment. The Company has not achieved profitable operations over an extended period of time, though it has over the last three fiscal quarters. The Company cannot be certain that it will be able to regain or sustain profitability or positive operating cash flow. Prospective investors should read this memorandum and all exhibits carefully and should consult with their own attorney or business advisor prior to making any investment decision concerning the units.

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

Amortization  And  Charges Relating To The Company's  Significant
Intangible  Assets  Could Adversely Affect Its  Stock  Price  And
Reported Net Income Or Loss

Goodwill is an intangible asset that represents the difference between the total purchase price of acquisitions and the amount of such purchase price allocated to the fair value of the net assets acquired. Goodwill and other intangible assets are amortized over a period of time, with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income or increases the Company's net loss. A reduction in net income resulting from the amortization of goodwill and other intangible assets may have an adverse impact upon the market price of the Company's common stock. In addition, in the event of a sale or liquidation of SurgiLight or its assets, the Company cannot be certain that the value of such intangible assets would be recovered. In accordance with SFAS
121, the Company reviews intangible assets for impairment whenever events or changes in circumstances, including a history of operating or cash flow losses, indicate that the carrying amount of an asset may not be recoverable. If the Company determines that an intangible asset is impaired, a non-cash impairment charge would be recognized.

The Company implemented SFAS 121 during the first quarter of 2002. The impact recording a lower amortization has not had any material effect on the results of operations, nor does the Company expect any material effect during the foreseeable future. It is also the Company's belief that unamortized goodwill continues to have value as recorded and can be recovered in case of a sale of an entity that gave rise to the original recording.

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

In February 13, 2002, the Company entered into a convertible debenture purchase agreement with Knobbe, Marten, Olsen & Bear, L.L.P. for the issuance of a convertible debenture in the principal amount of Six Hundred and Ten Thousand Dollars ($610,000); GAM Laser, Inc. for the issuance of a convertible debenture in the principal amount of Seventy Five Thousand Dollars ($75,000), and McClane Tessitore for the issuance of a convertible debenture in the principal amount of Seventy Three Thousand Five Hundred Dollars ($73,500). None of these debentures accrues any interest and each matures on December 31, 2002. Each of these debentures is convertible at any time prior to maturity into shares of the Company's common stock. On February 14, 2002 the Company filed a registration statement on Form SB-2 with respect to the shares of common stock underlying these debentures.

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


_/s/
(Signature)*


_/s/
(Signature)*


_/s/
(Signature)*




        Certification of Principal Executive Officer and
             Principal Financial Officer Pursuant to
                         18 U.S.C. 1350


In connection with the Form 10-QSB (the "Report") of SurgiLight,
Inc. (the "Company") for the period ending June 30, 2002, I,
Colette Cozean
CEO        of the Company, certify that:

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


______Colette Cozean, Ph.D.__
[Name]

_____CEO____________________
 [Title]

Dated:   December 2, 2002


        Certification of Principal Executive Officer and
             Principal Financial Officer Pursuant to
                         18 U.S.C. 1350


In connection with the Form 10-QSB (the "Report") of SurgiLight,
Inc. (the "Company") for the period ending June 30, 2002, I,
Stuart Michelson,
     CFO   of the Company, certify that:

          (1) The Report fully complies with the requirements of
          section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, except as noted in
          Item 3 Control and Procedures, the financial condition and results of operations of the Company.


____Stuart Michelson, Ph.D.__
[Name]

____CFO_  __________________
[Title]

Dated:    December 2, 2002