Form 10KSB
period 2002-12-31
SURGILIGHT INC
filed 2003-05-19
CIK 1070289

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   Form 10-KSB

                             ----------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACTS OF 1934

                  For the fiscal year ended: December 31, 2002

                         Commission File Number: 0-24897

                             ----------------------

                                SurgiLight, Inc.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Florida                                              35-1990562
 ------------------------------                            --------------------
(State or other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                         12001 Science Drive, Suite 140
                                Orlando, FL 32826
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (407) 482-4555
               --------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 Par Value
 Common Stock Purchase Rights           Over The Counter Bulletin Board (OTCBB)e
        --------------                    ------------------------------------
       (Title of Class)                  (Name of Exchange on Which Registered)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None.
                             ----------------------

Indicate by check mark whether the registrant: (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.|_|

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of March 31, 2003 was approximately $9,045,125 based on the $0.23 per share closing price of the Common Stock on the Over The Counter Bulletin Board composite transactions tape. The number of shares of Common Stock outstanding as of May 9, 2003 was 39,326,631.

Forward Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Annual Report, the words "believe," "may," "will," "should," "expect," "anticipate," "plan", "continue," "estimate," "project" or "intend" and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report, depending on a variety of important factors that include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Further Results and Market Price of Our Stock" and elsewhere in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------
                                                                           PAGE
                                                                           ----
PART I
   Item 1. Business                                                          4
   ----------------
   Item 2. Properties                                                       11
   ------------------
   Item 3. Legal Proceedings                                                12
   -------------------------
   Item 4. Submission of Matters to a Vote of Security Holders              12
   -----------------------------------------------------------

PART II
   Item 5. Market for Surgilight's Common Equity and Related
   ---------------------------------------------------------
           Stockholder Matters                                              13
           -------------------
   ITEM 6. Management's Discussion anD Analysis of Financial
   ---------------------------------------------------------
           Condition and Results of Operations                              13
           -----------------------------------
   ITEM 6A. Quantitative and Qualitative Disclosures About Market Risk      15
   -------------------------------------------------------------------
   ITEM 7. Financial Statements and Supplementary Data                      21
   ---------------------------------------------------
   ITEM 8. Changes in and Disagreements with Accountants on Accounting
   -------------------------------------------------------------------
           and Financial Disclosure                                         36
           ------------------------

PART III
--------
   ITEM 9. Directors and Executive Officers                                 37
   ----------------------------------------
   ITEM 10. Executive Compensation                                          40
   -------------------------------
   ITEM 11. Security Ownership of Certain Beneficial Owners and
   ------------------------------------------------------------
            Management                                                      41
            ----------
   ITEM 12. Certain Relationships and Related Transactions                  43
   -------------------------------------------------------

PART IV
-------
   ITEM 13. Exhibits, Financial Statement Schedules, and Reports
   -------------------------------------------------------------
            on Form 8-K                                                     44
            -----------


SIGNATURES                                                                  45
----------
INDEX TO EXHIBITS                                                           46
-----------------
EXHIBIT 23.1
------------
EXHIBIT 99.1
------------
EXHIBIT 99.2
------------

--------------------------------------------------------------------------------

                                     PART I

Item 1. Description of Business
-------------------------------

General

SurgiLight, Inc. ("the Company" or "SurgiLight") designs, manufactures and sells ophthalmic lasers and related products and services based on its own and licensed intellectual property, primarily for use in refractive and presbyopia procedures.

SurgiLight's wholly owned subsidiaries, which comprise an operating segment of the Company, (Plantation Laser Eye Center, "Plantation" and American Medical Laser Services, Inc., "AMLSI") provide medical laser services in the state of Florida.

Effective October 1, 2002, the Company entered into a formal plan to dispose of both Plantation and AMLSI, therefore they have been reported as Discontinued Operations in the accompanying financial statements. The AMLSI operations were discontinued at December 31, 2002 and all of its assets were written off except for the escrowed cash account. SurgiLight anticipates completing the Plantation disposal prior to September 30, 2003.

We were originally incorporated on July 31, 1996, under the name MAS Acquisition III Corporation. SurgiLight, a Florida corporation ("SurgiLight Florida") was originally incorporated in May 1998. In September 1998, we acquired the assets of Plantation at Plantation, Florida from LCA Vision, Inc. In November of 1998, SurgiLight, Inc., a Delaware corporation ("SurgiLight Delaware"), was formed to acquire the technologies and laser centers associated with lasers for applications in ophthalmology, dermatology, industrial and military markets. In February 1999, we acquired all shares, technologies, assets and business of Photon Data, Inc. ("PDI"), a Florida corporation since 1993, in exchange for 16,280,000 shares of the Company's common shares.

On April 8, 1999, we merged with SurgiLight Delaware. We were the surviving corporation in the merger and, in connection with the merger, changed our name to SurgiLight, Inc. The merger was effected as a reverse merger whereby each share of common stock of SurgiLight Delaware that was outstanding as of the merger was converted into a share of common stock of the new SurgiLight, Inc. (f/k/a MAS Acquisition III Corp.). We issued a total of approximately 2.2 million shares to the existing shareholders of MAS Acquisition III under the merger.

On March 31, 1999, SurgiLight Florida merged into MAS Acquisition III Corporation and, subsequently, we acquired all of the outstanding shares of AMLSI (formerly known as Advanced Marketing Technology, Inc.), a Florida corporation, by issuing shares of our common stock, which were to be delivered, based on selected performance criteria. Mr. Paul Miano, the president of AMLSI, was appointed as Vice President of Cosmetic Laser Centers and a Member of our Board of Directors. In April 1999, only 20% of these shares were delivered to the shareholders of AMLSI and the remaining 80% were escrowed by the Company to be held in escrow until AMLSI met its performance criteria. In January 2000, Mr. Miano and his group bought back 55% of AMLSI in exchange for shares of our common stock. We then canceled these shares. Subsequently, we reacquired the remaining 55% interest in AMLSI.

Mr. Miano has filed litigation against us alleging a breach of contract for our alleged failure to pay up to $1 million of working capital (see Item 3 - Legal Proceedings). This dispute could affect our ability to control AMLSI if found to have merit as Mr. Miano claims, as a result of the dispute, that he owns 55% of AMLSI. We, based on advice of legal counsel, believe that AMLSI is a wholly owned subsidiary and, accordingly have consolidated the accounts of AMLSI in our financial statements. There can be no guarantee we will prevail on the dispute.

At December 31, 2002 Mr. Miano ceased any business operations of AMLSI and transferred the existing assets to a newly formed entity without our consent or knowledge. To the best of our knowledge, the remaining asset of AMLSI at that date is as follows: Cash - escrowed account, $264,477. We are not aware of any liabilities for which we are responsible. We have classified AMLSI as a Discontinued Operation in the accompanying consolidated financial statements at December 31, 2002 because effective October 1, 2002, we entered into a formal plan to dispose of this entity. We do not have free access to all of the records of AMLSI and therefore the figures presented are derived from available data that was provided by AMLSI. We are currently in litigation with Miano to resolve our dispute and we intend to pursue legal actions against Mr. Miano.

In March 1999, we acquired EMX, Inc. ("EMX"), a Florida corporation, by issuing shares of our common stock. EMX's main product is infrared night vision systems. On January 1, 2000, the Company sold 85% of its wholly owned interest in EMX in exchange for 120,000 shares of the Company's common stock. The acquired shares were subsequently cancelled. On August 29, 2002 the Company and EMX entered into an agreement whereby the Company would exchange its remaining 150,000 shares of EMX stock in exchange for the 91,300 shares of Company stock held by EMX. As a result of the stock exchange, neither the Company nor EMX would hold any further financial or administrative interest in the other entity. In addition, EMX agreed to pay the Company an amount equal to fifteen percent (15%) of its Net Profit for each of the 2003 and 2004 calendar years. We recorded a gain on the exchange of $10,852 based upon the value of our stock at that date and the existing net book value of the assets recorded.

Our common stock started to trade on OTCBB on November 1, 1999, and was split two for one on January 27, 2000. Accordingly, all share and per share information has been adjusted retroactively for the effect of this split.

In October 2000, we acquired the inventory, intellectual properties and the technology of the ophthalmic laser division of Premier Laser Systems ("Premier") for the purchase price of $3,745,000, which was satisfied entirely by cash payments. The main component of this inventory acquisition and technology (including 14 granted patents and 13 pending patents) is an infrared erbium laser, which is now the product supporting the core business of SurgiLight's lasers in presbyopia clinical trials. On December 26, 2001, we became the successor to Premier under a bankruptcy court decision. At that date, we acquired several additional technologies including two diode based lasers and approximately $3 million in additional inventory of the infrared erbium laser for $1.7 million, consisting of $350,000 in cash and $1,350,000 in registered stock.

In November 2001, the Company approved a reincorporation from a Delaware corporation into a Florida corporation through a merger with our wholly owned Florida subsidiary. The merger was completed on February 11, 2002, and we are now a Florida corporation.

The Board of Directors has determined that we should focus on presbyopia as our core business product; therefore in March 2002 we signed a binding letter of intent to sell the remote international laser center's assets and liabilities in China, Vietnam and Egypt. The purchaser, Orlando-based Tao Enterprises, agreed to pay $332,000 for the assets, with up to an additional $50,000 to be based on clinic revenues. The Company's founder, former CEO and significant shareholder J.T. Lin serves as beneficial owner of Tao Enterprises. At this date, Tao Enterprises has defaulted on the installment payment due February 15, 2003 for $83,000. Accordingly, in the accompanying financial statements dated December 31, 2002 we have written off the entire $158,000 remaining balance as uncollectible and are referring the delinquency to an outside agency for collection.

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

At the present time, we believe most ophthalmologists charge $1,000 to $1,500 per eye to perform the LASIK procedures. In addition, since there is frequently no insurance or Medicare coverage for this procedure, patients pay cash and there are no administrative costs of dealing with complex paperwork.

Our Business

Our target market is refractive surgery, particularly reversal of presbyopia, one of the last frontiers of ophthalmology. Presbyopia is a natural aging phenomenon where an aging person loses the ability to focus properly in the near vision field for reading. In March 2001, The Wall Street Journal reported that 90 million Americans over the age of 40 suffer from presbyopia. In July 2001, Ophthalmology Management estimated that the market for presbyopia could be 2-3 times larger than that for LASIK.

We believe our new method of laser presbyopia reversal (LAPR) using a laser for surgical correction is less complicated, more stable, and may provide less regression than the mechanical, non-laser methods. Similar to the economics of LASIK, we envision that the treatment of presbyopia will be subject to a royalty or per procedure fee policy, which should allow us to earn long-term recurring income. Initially we expect that the significant portion of our revenues will be from the sale of the laser systems, and a smaller portion from the sales of associated fiber optic disposable surgical tools. Over a period of time, it is possible that those sales percentages will change.

As previously mentioned, in October 2000, we acquired the ophthalmic laser product line from Premier Laser Systems, Inc. out of bankruptcy. This acquisition included an Er:YAG laser that is already FDA-cleared for ophthalmic procedures and CE marked for international sales. We renamed this product "OptiVision" and immediately began formal animal and clinical studies for the treatment of presbyopia. For the first time, we began to sell the OptiVision for laser presbyopia reversal for clinical trials and other ophthalmic applications including but not limited to, incision, excision, and vaporization of eye tissue and tissue surrounding the eye and the orbit of the eye and anterior capsulotomies, and certain other ophthalmic applications obtained from Premier. We have presented numerous clinical papers in the last couple of years. One of the recent papers presented at the International Symposium for refractive surgery in New Orleans in November 2001 reported using the OptiVision laser on 165 eyes, with a follow up of up to 12 months. The results show that 82% of patients could read without glasses and that there was no statistically significant regression at one year. There were no serious complications reported.

The mid-infrared (IR) wavelength of the systems we acquired from Premier presents many advantages over the UV lasers and other existing systems in the market. The unique features of these IR systems include: (i) compact design for ease of use and convenience in a clinical setting; (ii) operation at high repetition rates (for fast procedures) and at a short pulse width (for reduced thermal effects); (iii) wavelength matching to the tissue (water) absorption peak for precise tissue ablation and accurate vision correction; and finally,
(v) wavelength elimination of the potential risk of mutanagenic side effects which may be a concern in UV lasers.

As part of the Premier acquisition, we acquired 14 patents (U.S. Number (5,116,329; 5,207,673; 5,688,261; 5,707,368; 5,304,167; 5,422,899; 5,722,970;
5,139,494; 5,540,676; 6,122,300; 5,741,245; 5,738,677; 5,865,831) and Israel
number (113,501) and an additional 13 patents pending. These patents from Premier, protect the current design of the OptiVision laser, including but not limited to the connection between the laser fiber, high repetition rate, delivery of the aiming beam and Er:YAG wavelength through the same fiber and contact tip. We also have 2 granted patents (6,258,082, 6,263,879) and 4 patents pending in the U.S. for presbyopia reversal that were developed internally. Additionally we have submitted 2 Patent Corporation Treaties for international patents for presbyopia reversal. During 2001 we acquired 2 pending patents on Presbyopia from a third party.

Laser Centers

In the past, our revenues have been primarily generated from our Plantation and AMLSI laser centers, and our International Laser Eye Centers ("LEC"). In March 2002, we entered into a binding letter of intent to sell the International LEC's to Tao Enterprises. Our competitors in this market include individual ophthalmic refractive centers and public companies like TLC Laser Centers and LCA Vision.

Effective October 1, 2002, the Company entered into a formal plan to dispose of both Plantation and AMLSI, therefore they have been reported as Discontinued Operations in the accompanying financial statements. The AMLSI operations were discontinued at December 31, 2002 and all of its assets were written off except for the escrowed cash account. SurgiLight anticipates completing the Plantation disposal prior to September 30, 2003.

Technology, Patents and Licensing Rights

We intend to protect our proprietary technology, licensing rights, trademark and patents pending covering various phases of the products in ophthalmology, and dermatology applications. We have a policy of not knowingly infringing any valid patent. However, because patent applications are maintained in secrecy in the United States until such patents are issued, and are maintained in secrecy for a period of time outside the United States, we can conduct only limited searches to determine whether our technology infringes any patent or patent applications. Any claims for patent infringement could be time-consuming, result in costly litigation, divert technical and management personnel, or require us to develop non-infringing technology or to enter into royalty or licensing agreements. We can't be assured that we will not be subject to one or more claims for patent infringement, that we would prevail in any such action or that our patents will afford protection against competitors with similar technology. In the event our systems are judged to infringe a patent in a particular market, we and our customers could be enjoined from making, selling and using such system or be required to obtain a royalty-bearing license, if available, on acceptable terms.

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

On March 18, 2003 we announced that we have granted an exclusive three-year license for our EX-308 Excimer laser technology to RA Medical Systems, Inc., a privately held developer, manufacturer and marketer of equipment for the treatment of various medical conditions. The agreement represents a new revenue source from a technology we elected not to pursue to continue to focus the corporate efforts on such key ophthalmic applications as presbyopia. The agreement also provides for royalty payments to be made to us over an extended time period.

Sales and Marketing

We plan to sell only a limited number of OptiVision lasers to support our U.S. and International clinical trials. We support our sales and marketing efforts by actively participating in medical trade shows and conferences. We also seek to increase the market visibility of our products by presenting technical papers at conferences, and publishing in technical and trade journals. We distribute OptiVision update announcements and literature through trade journal coverage and direct mailings to ophthalmologists.

Due to our acquisition of inventory from Premier Laser Systems and the limited number of lasers we plan to sell during clinical trials, we do not plan to manufacture new product for at least two years. Our revenues during this clinical trial phase will be generated primarily by laser sales, per procedure royalty fees, and international distributor agreements. Other sources of revenue are the sale of laser accessories and laser service contracts.

The number of lasers to be sold per country is determined by either the country's Ministry of Health or the Company based on the size of the county or the clinical trails. Controlling the number of OptiVision lasers sold over the next two years should ensure the quality of the clinical data required for the FDA and Regulatory approvals. We have granted exclusive licenses to licensees of our laser for presbyopia reversal technology, including specifically our OptiVision laser, granting the licensees the right to use, market and sell the licensed technology in several European, Asian and North American countries. These distributor agreements generally provide for a license fee of $100,000 to $300,000 dollars, a three-year commitment to purchase a quantity of lasers at a fixed distributor price, as well as per procedure royalties from the use of the lasers. The Distributor is tasked with obtaining regulatory approval in its geographic region. Until such approval is obtained, a limited number of lasers may be sold in each country for clinical trials.

The Distributor agreements are exclusive arrangements entered into for an initial term of three years with automatic renewal for an additional three-year term. Pursuant to the terms of these agreements, the distributors are to act as independent contractors, finance their own expenses and are prevented from binding us in any way. The agreements subject the distributors to express confidentiality obligations. If the distributor fails to meet the minimum commitments, we may terminate the agreement. The following table provides a summary of other material terms of our distribution and licensing agreements:


                                                 Term-Performance    Minimum    Revenue
        Distributor       Date Signed     Type         Based       Commitments  Received
        -----------       -----------     ----         -----       -----------  --------
     Envision Technologies  5/30/01   Distributor     3-Years           20        Yes
     Canada

     RaySonic, Inc.         8/14/01   Distributor     3-Years           25        Yes
     Korea

     Asia Vision, Inc        5/9/01   Distributor     3-Years           45        Yes
     Taiwan

     TVMS LCC               1/31/02   Distributor     3-Years           22        Yes
     Mexico, Caribbean

     InProvision            1/31/02   Distributor     3-Years           20        Yes
     Italy


Research and Product Development

While we are currently focusing our efforts on clinical trials for presbyopia, we continue to expend some limited efforts on other research and development projects including OptiVision for other ophthalmic applications. We will continue development efforts for product improvement in system design, software and hardware aspects of new and existing systems as well as in the clinical aspects for the uses of these products.

Competition

We are not aware of any established competition in the market for laser presbyopia correction or reversal, however for the treatment of presbyopia, optometrists and ophthalmologists can prescribe accommodative exercises and glasses for their patients. The surgical techniques for the treatment of presbyopia can be divided into two categories: implantation of accommodative lenses, which are undergoing clinical trials, and scleral incisions (white portion of the eye) with or without the implantation of a scleral spacer.
Scleral incisions have been performed with a diamond knife for the treatment of presbyopia and were initially suggested by Dr. Spencer Thornton, who coordinated a multi-center clinical trial using his technique. Presby Corp., which is, according to public reports, just finishing Phase I clinical trials, has developed an implant technique. In addition, Sunrise Technology International focuses on a monovision technique by treating one eye for hyperopia (far sightedness) using a holmium laser. This monovision treatment is another approach to resolve accommodation problems. The difference between the Company's approach and that of Sunrise is that the Company treats two eyes for presbyopia not one eye for hyperopia. It is rumored that other larger ophthalmic companies currently in the refractive arena are investigating potential technologies and surgical procedures for introduction into this large refractive market.

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

                                                                               8

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

The alternate method, when Section 510(k) is not available, is to obtain a Pre-Market Approval (PMA) from the FDA. Under the PMA procedure, the applicant must obtain an IDE before beginning the substantial clinical testing required in determining the safety, efficacy and potential hazards of the products. The preparation of a PMA is significantly more complex and time consuming than the 510(k) application. The review period under a PMA is 180 days from the date of filing. The FDA often responds with requests for additional information or clinical reports that can extend the review period substantially beyond 180 days.

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

In order to manufacture laser systems or repair laser systems, the Company will need to become registered as a manufacturer with the FDA and abide by Good Manufacturing Practices (GMP). These regulations impose certain procedural and documentation requirements with respect to the Company's manufacturing, research and development and quality assurance activities. The Company's facilities will be subject to inspections by the FDA and other regulatory agencies, and if any material noncompliance with GMP guidelines is noted, the marketing of all laser products may be adversely affected. During April 2002, the Company was involved in an inspection and received a "Form 483" notice resulting in its inability to ship products to certain countries throughout the world and has completed a follow-up inspection during April 2003.

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

Foreign sales of the Company's medical laser systems are subject, in each case, to clearance by the FDA for export to the recipient country or notification to the FDA based on approval of the applicable foreign ministry or health offices. Regulatory requirements vary by country. We believe our OptiVision meets all electrical requirements for worldwide distribution. In April 2002 and 2003, we underwent FDA audits that restrict our rights to ship the OptiVision to certain countries.

The regulatory status for our products follows:


        Application           Product        Regulatory Status      Manufacturer

     Incision/excision       OptiVision        510k cleared           Premier
     Around eye

     Anterior capsulotomy    OptiVision        510k cleared           Premier

     Cataract lens
        emulsification       OptiVision        510k pending           Premier(1)

     Presbyopia              OptiVision       In clinical trials      Premier(1)

 (1) Per an acquisition from Premier Laser Systems (see description in "Description of Business").

Our objectives are focused toward domination of the presbyopia reversal market.

In August 2002, the Canadian Ministry of Health ("MOH") authorized five investigational testing sites for our OptiVision Laser treatment for the treatment of presbyopia involving 240 patients. In October 2002, we announced positive results in the initial group of patients treated at the first two of the five authorized sites. The Canadian distributor expects to have the final three sites in operation during the next several months. The results of the preliminary study have been filed with MOH.

In December 2002, the FDA granted conditional approval for us to initiate clinical trials at two of our eight American sites. The approval was expanded in April 2003. The trials were cleared under an Investigational Device Exemption
(IDE) after presenting data to the FDA demonstrating measurable clinical successes over as long as two years at sites overseas and most recently in Canada, where that government's FDA equivalent has also sanctioned trials. Overall, trials outside the U.S. have indicated almost no regression after OptiVision surgery, with more than 80 percent of patients reading without glasses post-operatively.

We plan on continuing to pursue complete FDA clearance for our presbyopia product by conducting well controlled and documented clinical trials worldwide. During this timeframe, we plan to continue developing our international distribution force and sell the presbyopia system internationally in those large countries where our lasers have already obtained regulatory clearance. We will continue to evaluate acquisitions in the refractive niche, which may speed the growth of our revenues.

Costs and Effects of Compliance with Environmental Laws

We comply with all applicable federal, state, and local environmental laws and regulations, none of which we believe have a material effect on our operations and business.

Reports to Security Holders

We file annual and quarterly reports with the Securities and Exchange Commission
(SEC). In addition, we file additional reports for matters such as material developments or changes within the Company, changes in beneficial ownership of officers and director, or significant shareholders. These filings are a matter of public record and any person may read and copy any materials filed with the SEC at the SEC's public reference room at 560 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers that file electronically at HTTP://WWW.SEC.GOV. Our internet web site can be found at www.surgilight.com.

Employees

We have six (6) full-time employees, all of which are located in Florida. We also hire, from time-to-time, part-time employees for system assembly tasks and consultants on a contract basis for regulatory clinical trials, accounting and system maintenance. None of our employees is represented by a labor union. We believe we have a good working relationship with our employees.

Backlog

As of December 31, 2002, we had no significant backlog of orders.

Recent Developments

On June 30, 2000, we entered into a Convertible Debenture Purchase Agreement with GEM Global Yield Fund Limited ("GEM") for the issuance of a convertible debenture in the principal amount of three million dollars ($3,000,000) (the "GEM Debenture"). The GEM Debenture accrues interest at the rate of three percent per annum and matures on November 8, 2003. At this time, the debenture has been partially converted leaving an unconverted liability balance at December 31, 2002 of $1,935,880. The remaining balance of the debenture is convertible into shares of our common stock at any time prior to November 8, 2003, subject to certain limitations set forth in the GEM Convertible Debenture Purchase Agreement and the GEM Debenture. As partial consideration for this financing, we also issued to GEM warrants to purchase up to 92,172 shares of our common stock at an exercise price of $7.50 per share, and warrants to purchase up to 200,000 shares of our common stock at an exercise price of $.01 per share (the GEM Warrants). On February 12, 2002 we filed a registration statement on Form SB-2 with respect to the shares of our common Stock underlying the GEM Debenture and GEM Warrants. That registration statement is currently pending SEC effectiveness.

During January 2003, GEM had notified the Company of its intent to convert all of the debenture's remaining balance to stock effective January 2003. Subsequently GEM and the Company agreed for GEM to convert the remaining $2 million debenture to common stock at a price of $0.093. GEM will initially convert shares equal to nineteen and nine-tenths percent (19.9%) of the total issued and outstanding shares of the Company's common stock on April 11, 2003 (the "Effective Date"). GEM will only be authorized to vote 19.9% of the Company's authorized and outstanding shares except under certain conditions and will be awarded one seat on the Company's Board of Directors. GEM will also set aside 2.1 million shares, which represent 10% of the total conversion shares, to be used for a management and employee stock option plan.

On February 13, 2002, we entered into a convertible debenture purchase agreements with Knobbe, Marten, Olsen & Bear, L.L.P. for the purchase of a convertible debenture in the principal amount of six hundred and ten thousand dollars ($610,000); GAM Laser, Inc. for the purchase of a convertible debenture in the principal amount of seventy five thousand Dollars ($75,000), and McClane Tessitore for the purchase of a convertible debenture in the principal amount of seventy three thousand five hundred dollars ($73,500). None of these debentures accrues any interest and each matured on December 31, 2002. The Knobbe, Marten, Olsen & Bear debenture balance is $429,176 at December 31, 2002. On February 14, 2002 we filed a registration statement on Form SB-2 with respect to the shares of our common stock underlying these debentures. That registration statement is currently pending SEC effectiveness.

In March 2002, we entered into a binding letter of intent to sell the assets and associated liabilities of its 20-excimer laser systems including a royalty income stream from the International Laser Eye Centers (LEC). The LEC's are located in China, Egypt and Vietnam. The purchaser, Orlando-based Tao Enterprises, agreed to pay $332,000 for the assets, with up to an additional $50,000 to be based on clinic revenues. The Company's founder, former CEO and significant shareholder J.T. Lin serves as beneficial owner of Tao Enterprises. At this date, Tao Enterprises, has defaulted on the installment payment due February 15, 2003 for $83,000. At December 31, 2002 we have written off the entire $158,000 remaining balance as uncollectible and are referring the delinquency to an outside agency for collection.

In March 2002, Dr. Lin resigned as a director and has signed a three-year irrevocable voting trust agreement wherein he will vote 19 percent of Company shares, with outside directors voting his remaining shares. Dr. Lin also signed a three-year employment contract in which he was to continue as Director of Business and Technology Development, responsible for R&D, as well as expanding the international distributor network. That employment contract lowered the royalty rate on net revenues of presbyopia products, and services resulting from Patents invented by Dr. Lin from 15% to 2.5%. Effective July 31, 2002, Dr. Lin was terminated as Director of Business and Technology Development.

On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessing yet to be disclosed damages (see Item 3. Legal Proceedings).

Item 2. Properties
------------------

Facilities

We lease our headquarters space of approximately 4,200 square feet at 12001 Science Drive, Suite 140, Orlando, FL 32826. It is a five-year lease starting January 2000, with a monthly rental fee of approximately $7,000. We also have leased approximately 1,300 square feet of public storage, air-conditioned space for OptiVision inventory with a monthly rental fee of approximately $2,200.

We currently operate the Plantation Laser Center in Florida. The Plantation Laser Center has leased space of approximately 5,200 square feet at 7900 Peters Road, Suite B-101, Plantation, Florida, and has a three-year term expiring on December 31, 2003 that has a monthly rental fee of $5,500. We believe all facilities to be adequately insured.

Item 3. Legal Proceedings
-------------------------

Paul Miano - Advanced Medical Laser Services, Inc. ("AMLSI") and Paul Miano ("Miano") filed a lawsuit against us on September 26, 2001, in Broward County, later moved to Orange County, alleging breach of contract for our alleged failure to finance up to $1,000,000 of working capital. Our counsel and we believe that this lawsuit is without merit and immaterial, and we are vigorously defending against this claim. Also, we intend to file legal claims and charges against Miano resulting from his actions to cease AMLSI operations and transfer our corporate assets to another organization on December 31, 2002 without our prior knowledge and consent.

SEC Investigation - On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We in4d to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder and former employee, has agreed to indemnify the Company against any liabilities resulting from these actions. Our potential liability results from a portion of the funds amounting to $1.2 million allegedly obtained from this scheme flowing into the Company's bank accounts. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessing yet to be disclosed damages. The SEC has not notified us of any further action taken against the Company and there is no assurance that we will prevail in any of our defenses against any claims or liabilities brought against the Company. Our potential liability results from a portion of the funds amounting up to $1.5 million (including interest) allegedly obtained from this scheme flowing into the Company's bank accounts. After consultation with legal counsel, we have not recorded an accrual in the accompanying financial statements due to our assessment that any potential liability remains only reasonably possible.

Merrill Lynch Business Financial Services - On December 4, 2002, Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") filed a lawsuit in the Circuit Court for the Ninth Judicial Circuit in and for Orange County, Florida, naming us, the Company, as debtor, AMLSI and J.T. Lin as guarantors, and other parties, in connection with a $500,000 Line of Credit and Loan and Security Agreement issued by Merrill Lynch to the Company, which is secured by all the Company's assets. Merrill Lynch has alleged that we are in breach of the Loan and Security Agreement and has requested the repayment of the principal balance under the Line of Credit along with certain other remedies, including foreclosure of certain collateral and appointment of a receiver over such collateral. We are currently working with Merrill Lynch to resolve the dispute.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

In June 2002, the shareholders approved the nomination and reelection of Louis
P. Valente and Joseph Allen as members of the Board of Directors and the change to our independent auditors from Parks, Tschoppe, Whitcomb, and Orr, P.A. to Moore Stephens Lovelace, P.A.

                                     PART II

Item 5. Market for the Issuer's Common Stock and Related Security Holders
-------------------------------------------------------------------------
        Matters
        -------

The following chart sets forth the high and low closing price for the Common Stock as quoted on OTCBB during the indicated periods. All prices have been adjusted for 2 for 1 forward split effective On January 27, 2000.


                                      High          Low
                                      ----          ---

                      1999
                      ----
                  4th quarter       $11.000        $2.250

                      2000
                      ----
                  1st quarter        25.500        10.500
                  2nd quarter        10.375         5.750
                  3rd quarter        10.625         5.750
                  4th quarter        10.125         1.938

                      2001
                      ----
                  1st quarter         4.000        0.940
                  2nd quarter         2.220        0.937
                  3rd quarter         1.620        0.200
                  4th quarter         0.550        0.220

                      2002
                      ----
                  1st quarter         0.380        0.240
                  2nd quarter         2.220        0.170
                  3rd quarter         0.220        0.130
                  4th quarter         0.550        0.100

                      2003
                      ----
                  1st quarter         .5100         .1900

Our common stock started to trade on OTCBB on November 1, 1999, and was split two for one on January 27, 2000. These quotations represent prices between dealers and do not include retail mark up, mark down, or commission and may not necessarily represent actual transactions. As of December 31, 2002, approximately 30,800,870 shares of our common stock and 200,000 warrants, respectively were outstanding, and, as far as we can determine, were held of record by approximately 1,700 persons, including significant amounts of stock held in street name.

We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Financial Conditions and
-------------------------------------------------------------------------
         Results of Operations
         ---------------------

In our Management's Discussion and Analysis of the Financial Condition and Results of Operations we reviewed our past performance and, where appropriate, stated our expectations about the future activities in forward -looking statements. Our future results may differ from our expectations.

 Overall Operational Summary: The Company began actively promoting the sale of the OptiVision laser in late September of 2001 and the newly appointed Board of Directors and management team focused its efforts on the core business of presbyopia reversal rather than generating royalty revenue from the sale of LASIK agreements. The Company decided to sell its LASIK product line to Tao Enterprises in February 2002, which was the main source of revenue for the year 2001. The Company believes that the sales of OptiVision for presbyopia reversal will continue to increase.

Revenues - Our net revenues decreased 6% to $1,379,335 for the year ended December 31,2002 (2002 Year) from $1,462,198 for the year ended December 31,2001 (2001 Year).

During the first three quarters of 2002, the Company recorded revenue from domestic sales at the full contracted amount and reduced the resulting accounts receivables by any collections subsequently made. During the fourth quarter of

2002, the Company determined that contingencies existed in several contracts, and thus recorded an $835,000 adjustment to the financial records. Some of the contingencies are long-term in nature, thus they may not be resolved for several years. The resulting effect of that adjustment is that the Company has recorded revenue from domestic sales only as non-refundable cash payments have been made by those customers (see Revenue Recognition, Note 1(m)). Accordingly, future revenue from these customers will be reported as collections occur in 2003.

Plantation Laser Center also suffered a 43% decrease in revenue from $824,623 for the 2001 year to $471,896 for the 2002 year. This decrease is a result of a more competitive marketplace that has resulted from the larger economic downturn.

Cost of Revenues - Our cost of revenues decreased 31% to $201,389 for the 2002 Year as compared to $292,965 for the 2001 Year. This decrease in cost of revenues is attributable to the change in product mix. Gross margins for the OptiVision laser, sold during the later portion of the 2002 year, are significantly higher then those of the excimer laser, primarily sold during the 2001 Year. The costs of goods for Plantation Laser Center also decreased 37% from $307,453 to $192,941 in relation to the overall decrease in generated revenue.

Advertising and Selling Expenses - Our advertising and selling expenses increased to $204,977 for the 2002 Year as compared to $126,385 for the 2001 Year. It is anticipated that these expenses will continue to increase as the Company attends additional tradeshows, revises its literature to reflect results from the increased clinical activity, and begins to sell additional units for use in clinical trails.

Professional Fees - Our professional fees expense decreased to $230,388 for the 2002 Year as compared to $1,112,857 for the 2001 Year. These decreases are attributable to the settlement of the Presby Corp. lawsuit that caused the significant increase in 2001 fees. This case was settled in December 2001 with the settlement paid during February 2002.

Salaries & Benefits - Our salaries and benefits expense increased to $626,038 for the 2002 Year as compared to $524,731 for the 2001 Year. These increases are attributable to contract labor associated with administrative activity and funding a sales and marketing position for half the year.

Depreciation and Amortization - Our depreciation and amortization expense decreased to $194,633 for the 2002 Year as compared to $1,237,869 for the 2001 Year. The decrease in depreciation is a result of the sale of the International Laser Center to Tao Enterprises during the first quarter of 2002 as the significant portion of the Company's fixed assets were sold as part of that transaction. The decrease in amortization was $62,778 that results from the requirement to stop amortizing the goodwill component of the Company's intangible assets. In June 2001, the Financial Accounting Standards Board (FASB) approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001.

Administrative and Other Expenses - Our administrative and other expenses increased 2% to $1,012,270 for the 2002 Year as compared to $994,849 for the 2001 Year. These increases were primarily caused by higher insurance premiums and normal annual increases in operational expenses such as rent and utilities.

Interest Expense - Our interest expense increased $65,581 to $182,194 for the 2002 Year as compared to $116,613 for the 2001 Year. The increase results from recording a full years interest on the Merrill Lynch debt as well as accrued interest on shareholder loans and accounts payable balances.

Total Operating Expenses - These expenses decreased 36% to $2,742,109 for the 2002 Year as compared to $4,317,304 for the 2001 Year. The decrease is primarily attributable to the significant reductions in legal costs relating to our current litigation as well as depreciation and amortization that have been offset by the normal annual increases in most operational expenses, such as payroll, rents, and utilities.

Loss From Continuing Operations - Our loss from continuing operations decreased to $1,564,163 or $(0.048) per share for the 2002 Year as compared to a net loss of $3,148,071 or $(0.136) per share during the 2001 Year. It is important to note that the significant portion of the operating loss for 2002 can be attributed to the following specific items:

          o    Bad debt expense                               $463,746

          o    Loss on disposal of AMLSI                      $504,995

          o    Write-down of fixed and intangible assets      $139,213

                         Liquidity and Capital Resources

As of December 31, 2002, we had a bank overdraft of $(3,678) and a working capital deficit of $(3,604,111) as compared to $76,980 of cash and a working capital deficit of $(654,383) at December 31, 2001. The decrease in our cash can be primarily attributed to the lower level of international sales than was expected and the delay in performing U.S. clinical trials which resulted in our inability to collect progress payments from our customers. It should be noted that the 2002 working capital deficit is primarily comprised of the $2,365,057 convertible debentures obligations, $2 million of which the Company has entered into an agreement to convert at April 11, 2003 (see note 21).

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

The Company has severe liquidity problems which compromises its ability to pay principal and interest on debt and other current operating expenses in a timely manner. The $500,000 line-of-credit held by Merrill Lynch has been declared in default. The Company is seeking additional sources of financing, which may include short-term debt, long-term debt or equity. There is no assurance that the Company will be successful in raising additional capital. In November 2002 the Company received a commitment letter for a $10 million line of credit secured by the Company's inventory and accounts receivable. The terms require obtaining a bank guarantee at a cost of $585,000, $92,500 of processing fees to be paid prior to closing, and an additional $153,000 to be paid at time of closing the transaction. The line of credit is for a term of ten years and accrues interest at a fixed rate of 4.75% for amounts utilized. The Company has been negotiating the final agreement with the lender. However, there is no guarantee that the debt financing will be received or if received will be according to these terms.

The Company's ability to meet its working capital needs will be dependent on the ability to sign additional distribution and licensing arrangements, achieve a positive cash flow from operations, achieve and sustain profitable operations, and obtain additional debt and/or equity capital.

                                  RISK FACTORS
                                  ------------

Lack Of Liquidity

Our ability to meet our working capital needs will be dependent on the ability to sign additional distribution and licensing arrangements, achieve a positive cash flow from operations, achieve sustainable profitable operations, and acquire additional capital. While we have produced several quarters of positive cash flow, the cash generated has been used to repay portions of our substantial indebtedness (see Substantial Indebtedness) leaving few funds available to expand our clinical trials or sales and marketing efforts.

If we are unable to obtain additional funds from other financings we may have to significantly curtail the scope of our operations and alter our business model. We are seeking additional sources of financing, which may include short-term debt, long-term debt or equity. However there is no assurance that we will be successful in raising additional capital. If additional financing is not available when required or is not available on acceptable terms, then we may be unable to continue our operations at current levels or at all.

During the two recent quarters, we have experienced a normal slowing of sales resulting from the foreign, particularly European, slowdown in business due to lengthy vacations and the overall economic downturn. In addition, due to litigation with AMLSI, we have been unable to utilize the existing escrowed cash assets to fund current operations. The result of these two events has created very tight cash flow for us.

Failure to raise additional financing or achieve and maintain profitable operations may result in the inability to successfully promote our brand name, develop or enhance the medical eye laser technology or other services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial condition and results of operations or existence as a going concern.

Substantial Indebtedness

We have a substantial amount of indebtedness. As of December 31, 2002 the total debt was approximately $3.2 million for SurgiLight (including convertible debentures of $2.4 million, amounts owed on the Premier acquisition of $175,000, line-of-credit of $500,000, $80,000 in loans to shareholders, and $100,000 for equipment leases). The $2 million convertible debenture will be converted to stock during the second quarter 2003. As of December 31, 2002, the $500,000 Merrill Lynch line-of-credit was fully exhausted and future borrowing under that facility was not available for any purpose. Currently, the line-of-credit is in a default status and a payment plan to repay the credit facility is being negotiated. We have received a letter of commitment from a funding source to replace this line-of-credit with a $10 million line-of-credit pending the results of due diligence. However, there is no assurance that we will obtain such debt financing. If such funding is obtained, we plan to use the funds to pay down our indebtedness, allowing our operating income to be used to further the growth of the business.

As a result of the level of debt and the terms of the debt instruments, our vulnerability to adverse general economic conditions is heightened. It is possible that we will be required to dedicate a substantial portion of both short-term and long-term cash-flow from operations to repayment of debt, limiting the availability of cash for other purposes. We will continue to be limited by financial and other restrictive covenants in the ability to borrow additional funds, consummate bulk asset sales, enter into transactions with affiliates or conduct mergers and acquisitions; affecting our flexibility in planning for, or reacting to, changes in the business and industry.

Our ability to pay principal and interest on the indebtedness and to satisfy the other debt obligations will depend upon the future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control, as well as the availability to obtain additional sources of capital. If we are unable to service the indebtedness, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. There is no assurance that we can affect any of these remedies on satisfactory terms, or at all.

Dilution

The issuance of shares upon conversion of the Debentures, including 21,500,000 intended for GEM, will cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

The resale by GEM or Knobbe, Marten, Olsen & Bear, L.L.P, (the "Investors") of the common stock acquired from conversion of the Debentures will increase the number of our publicly traded shares, which could depress the market price of our Company's common stock. However, the Investors are limited as to the amount of shares it may sell to not more than fifteen percent (15%) of our common stock's previous days trading volume. The conversion rate at which shares of our common stock may be issuable to the Investors upon a conversion of the Debentures will be an amount equal to the average of the closing bid prices for the 10-day period immediately preceding a conversion date by the Investors. If the Investors choose to purchase our common stock at a time when the stock price is low, our existing common stockholders will experience substantial dilution. The issuance of shares to the Investors may therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of the common stock.

The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage any investor to engage in short sales of the our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

The issuance of further shares upon conversion of the indebtedness represented by the Debentures will dilute our common stock and may lower the price of our common stock. Potential dilution could also originate from stock options offered to members of the Board of Directors, employees, other convertible debentures, or warrants issued to the existing Investors.

Currently, there are approximately 2,373,000 stock options and 392,172 warrants outstanding with respect to our common stock. Furthermore, we may issue additional options for up to an additional 1.8 million shares of common stock pursuant to the 2002 Stock Option Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

Our Common Stock Has Experienced In The Past, And Is Expected To Experience In The Future, Significant Price And Volume Volatility, Which Substantially Increases The Risk Of Loss To Persons Owning the Common Stock

Because of the limited trading market for our common stock, and because of the possible price volatility, investors may not be able to sell our shares of common stock when they desire to do so. Through the twelve months ended December 31, 2002, our stock price ranged from a high of $4.00 to a low of $0.10 per share. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

We Have Not Sustained Profitable Operations Over An Extended Period To Date

Investors might not receive a return on their investment. There is no assurance that a shareholder will realize a return on his investment or that he will not lose his entire investment. We have not achieved profitable operations over an extended period of time. We cannot be certain that we will be able to regain or sustain profitability or positive operating cash flow.

Patent Infringement Allegations May Impair Our Ability To Manufacture And Market Its Products

There are a number of U.S. and foreign patents covering methods and the apparatus for performing corneal surgery that we do not own or have the right to use. We do not believe that we are infringing any of these patents although we have received letters from Presby Corp. and Photo Medix informing us of potential infringement. If we were found to infringe a patent in a particular market, both our customers and we may be enjoined from making, using and selling that product in the market and be liable for damages for any past infringement of such rights. In order to continue using such rights, we would be required to obtain a license, which may require us to make royalty, per procedure or other fee payments. We cannot be certain if we or our customers will be successful in securing licenses, or that if we obtain licenses, such licenses will be on acceptable terms. Alternatively, we might be required to redesign the infringing aspects of these products. Any redesign efforts that we undertake could be expensive and might require regulatory review. Furthermore, the redesign efforts could delay the reintroduction of these products into certain markets, or may be so significant as to be impractical. If redesign effort were to prove impractical, we could be prevented from manufacturing and selling the infringing products, which would have a material adverse effect on our business, financial and results of operations.

If We Are Unable To Protect Our Patents And Proprietary Technology We May Not Be Able To Compete Effectively

Our success will depend in part on our ability to obtain patent protection for products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. While we hold a number of U.S. and foreign patents and have other patent applications pending in the United States and foreign countries, we cannot be assured that any additional patents will be issued, that the scope of any patent protection will exclude competitors or that any of our patents will be held valid if subsequently challenged. Further, other companies may independently develop similar products, duplicate our products or design products that circumvent our patents. We are aware of certain patents which, along with other patents that may exist or be granted in the future, could restrict our right to market some of our technologies without a license, including, among others, patents relating to the Company's lens emulsification product, presbyopia product and ophthalmic probes for the Er:YAG laser. We also rely upon unpatented trade secrets, and we cannot assure investors that others will not independently develop or otherwise acquire substantially equivalent trade secrets.

Our Business Is Subject To Governmental Regulation Which Imposes Significant Costs And If Not Complied With Could Lead To The Assessment Of Penalties; Certain Regulatory Decisions May Restrict Or Delay Our Ability To Manufacture And Market Our Products

Our products are regulated as medical devices by the FDA. As such, these devices require either Section 510(k) premarket clearance or approval of a premarket approval application by the FDA prior to commercialization. Satisfaction of regulatory requirements is expensive and may take several years to complete. We cannot assure investors that further clinical trials of our medical products or of any future products will be successfully completed or, if they are completed, that any requisite FDA or foreign governmental approvals will be obtained. FDA or other governmental approvals of products we may develop in the future may require substantial filing fees which could limit the number of applications we seek and may entail limitations on the indicated uses for which our products may be marketed. In addition, approved or cleared products may be subject to additional testing and surveillance programs required by the FDA and other regulatory agencies, and product approvals and clearances could be withdrawn for failure to comply with regulatory standards or by the occurrence of unforeseen problems following initial marketing. Also, we have made modifications to some of the Company's existing products which we do not believe require the submission of a new 510(k) notification to the FDA. However, we cannot assure the FDA would agree with our determination. If the FDA did not agree with our determination, they could require us to cease marketing one or more of the modified devices until the devices have been cleared. We are also required to adhere to a wide variety of other regulations governing the operation of our business. Noncompliance with state, local, federal or foreign requirements can result in serious penalties that could harm our business.

Our ophthalmic laser, OptiVision, is approved by the FDA to be marketed for certain ophthalmic applications. The presbyopia indication is currently being tested in clinical trials outside the United States, and the Company has applied for an Investigational Device Exemption to test it in the United States, which has been approved on a conditional and limited basis. We have a significant inventory of ophthalmic laser systems, which were acquired from Premier Laser Systems, Inc. In order to manufacture laser systems or repair laser systems, we will need to become registered as a manufacturer with the FDA and abide by Good Manufacturing Practices (GMP). These regulations impose certain procedural and documentation requirements with respect to our manufacturing, research and development and quality assurance activities. Our facilities will be subject to inspections by the FDA and other regulatory agencies, and if any material noncompliance with GMP guidelines is noted, the marketing of all laser products may be adversely affected. During April 2002 and 2003, the Company underwent FDA audits that restricted its rights to ship products to certain countries throughout the world.

A Successful Product Liability Claim Asserted Against Us Due To A Defect In One Of Our Products In Excess Of Our Insurance Coverage Would Harm Our Business

The sale of our medical products involves the inherent risk of product liability claims. We currently have product liability insurance coverage in the amount of $1 million per occurrence and $2 million in the aggregate, subject to various coverage exclusions. We do not know whether claims against us arising with respect to our products will be successfully defended or that our insurance will be sufficient to cover liabilities arising from these claims. A successful claim against us in excess of our insurance coverage could have a materially adverse effect on our business.

SEC Investigation

On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder and former employee, has agreed to indemnify the Company against any liabilities resulting from these actions. Our potential liability results from a portion of the funds amounting to $1.2 million allegedly obtained from this scheme flowing into the Company's bank accounts. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessing yet to be disclosed damages. The SEC has not notified us of any further action taken against the Company and there is no assurance that we will prevail in any of our defenses against any claims or liabilities brought against the Company. Our potential liability results from a portion of the funds amounting up to $1.5 million (including interest) allegedly obtained from this scheme flowing into the Company's bank accounts. After consultation with legal counsel, we have not recorded an accrual in the accompanying financial statements due to our assessment that any potential liability remains only reasonably possible.

We Face Competition In Certain Markets

Medical laser centers, including the vision correction and the dermatology segments, are subject to intense, increasing competition, which could reduce our short-term cash flow. Our ophthalmic laser is cleared for certain applications and in clinical trials for other applications. Currently, the only FDA-approved technique to correct presbyopia is monovision, wherein the patient has one eye corrected for near vision and one eye for far vision. Multifocal implantable lenses and other surgical techniques are currently undergoing clinical trials. There is no assurance that any of these techniques or products will receive FDA approval. Once approval is obtained, we cannot be certain that we will be able to compete successfully against current and future competitors. Many of our competitors have existing products and distribution systems in the marketplace and are substantially larger, better financed, and better known.

If We Cannot Adapt To Technological Advances, Our Products May Become Technologically Obsolete And Our Product Sales Could Significantly Decline

The markets in which our medical products compete are subject to rapid technological change as well as the potential development of alternative surgical techniques or new pharmaceutical products. These changes could render our products uncompetitive or obsolete. We will be required to invest in research and development to attempt to maintain and enhance our existing products and develop new products. We do not know if our research and development efforts will result in the introduction of new products or product improvements.

However, at the present time, our inventory consists primarily of the lasers and other equipment purchased from Premier. It is our belief that both the book value transferred and the current market value of the inventory has not undergone obsolescence as the inventory continues to meet the criteria established to perform the surgical routines that comprise our business focus and market. However, we only have enough inventory on hand to sustain operations for an estimated two to three years. After such time, we will need to reevaluate the existing technology and may need to alter its operations to remain competitive in the industry.

Effect Of Corporate Measures

Certain anti-takeover measures may have an adverse effect on our stock price and may also discourage takeovers that might be beneficial to stockholders. Certain provisions of our Articles of Incorporation, bylaws and Florida law could delay or frustrate the removal of incumbent directors, discourage potential acquisition proposals and delay, defer or prevent a change in control of SurgiLight, even if such events could be beneficial, in the short-term, to the interests of our stockholders.

Our Company Is Subject To Certain Risks Associated With Its International Sales

We expect sales to international accounts will continue to represent a significant percentage of our total sales unless and until our systems are cleared for commercial distribution in the U.S., or with respect to those products that do not require regulatory approval, otherwise enter the U.S. market. Our business, financial condition and international results of operations may be adversely affected by present economic instability in certain Asian and South American countries, future economic instability in other countries in which we have sold or may sell, increases in duty rates, difficulties in obtaining export licenses, ability to maintain or increase prices, and competition. Additionally, international sales may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in staffing and coordinating communications among and managing international operations. Because most of our sales have been denominated in U.S. dollars, we do not have significant exposure to typical foreign currency fluctuation risks. However, due to our Company's significant export sales, we are subject to currency exchange rate fluctuations in the U.S. dollar, which could increase the effective price in local currencies of our products. This could in turn result in reduced sales, longer payment cycles and greater difficulty in collecting receivables.

The Loss Of Key Personnel Could Adversely Affect Our Business

Our ability to maintain our competitive position depends in part upon the continued contributions of our executive officers and other key employees and consultants. A loss of one or more such officers, consultants or key employees could have an adverse effect on our business. We do not carry key man insurance on any officer or key employee. As we continue the clinical development of our lasers and other products and prepare for regulatory approvals and other commercialization activities, we will need to continue to implement and expand our operational, financial and management resources and controls. While to date we have not experienced problems recruiting or retaining the personnel necessary to implement such plans, we cannot be certain that problems won't arise in the future. If we fail to attract and retain qualified individuals for necessary positions, and if we are unable to effectively manage growth in our domestic and international operations, these could have an adverse effect on our business, financial condition and results of operations.

We Do Not Expect To Pay Any Dividends

To date, we have paid no cash dividends or made any stockholder distributions. The payment of dividends on our common stock is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition, and other relevant factors. For the foreseeable future, however, it is not anticipated that we will pay any dividends. Currently, we plan to retain any earnings we receive for the continued development of our business operations.

NASDAQ Listing

Our common stock is quoted on the NASDAQ Over-The-Counter Bulletin Board (OTCBB). We currently are not listed on the NASDAQ National Market system. We cannot assure investors that it will ever meet the criteria for listing the common stock on such market system, which would provide a stronger trading market. Lack of listing on the NASDAQ National Market may make it more difficult for us to raise funds through the sale of our common stock or securities convertible into our common stock.

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

These statements may also contain forward-looking statements regarding, but not limited to, financial information, closing timeframes, terms and commitments of debt and equity financing, revenue projections, patents, patent rights, market size, market trends, marketing, clinical trials, 510(k) approval, future events and performance of the Company which involves risks and uncertainties that could materially affect actual results. Investors should refer to documents that the Company files with the SEC for a description of certain factors that could cause actual results to vary from current expectations and the forward-looking statements contained in this document.

Item 7. Financial Statements

                        Consolidated Financial Statements

                                SURGILIGHT, INC.

                           December 31, 2002 and 2001


                                Table of Contents
                                -----------------

                  Report of Independent Certified Public Accountants         F-1

                  Consolidated Balance Sheets                                F-2

                  Consolidated Statements of Operations                      F-3

                  Consolidated Statements of Cash Flows                      F-4

                  Consolidated Statements of Stockholders' Equity            F-5

                  Notes to Consolidated Financial Statements                 F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
SurgiLight, Inc.
Orlando, Florida


We have audited the accompanying consolidated balance sheet of SurgiLight, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SurgiLight, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company has incurred losses from operations and has a working capital deficit. These matters, among other things, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans related to these matters are also discussed in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






/s/  Moore Stephens Lovelace, P.A.
----------------------------------
     Moore Stephens Lovelace, P.A.
     Certified Public Accountants


Orlando, Florida
April 15, 2003



                                         SURGILIGHT, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                    December 31, 2002 and 2001


                                              ASSETS


                                                                          2002           2001
                                                                       -----------    -----------
Current assets:
      Cash                                                             $      --      $    76,980
      Accounts receivable, less allowances for doubtful accounts
         of $106,051 and $133,000                                           26,526        308,975
      Inventories (note 5)                                                 927,453      1,029,139
      Notes receivable (note 6)                                               --          105,000
      Other current assets                                                 467,478        117,198
                                                                       -----------    -----------
         Total current assets                                            1,421,457      1,637,292

Property and equipment, net of accumulated depreciation
      of $102,818 and $1,658,546 (note 7)                                   93,914        433,499

Other assets:
      Inventories (note 5)                                               4,014,296      4,014,296
      Intangible assets, net of accumulated amortization
         of $232,728 and $282,446 (note 4)                                 333,152        704,125
      Assets of discontinued operations                                    484,101      1,183,102
                                                                       -----------    -----------

         Total assets                                                  $ 6,346,920    $ 7,972,314
                                                                       ===========    ===========

                                LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
      Bank overdraft                                                   $     3,678    $      --
      Accounts payable and accrued expenses                              1,087,835      1,353,334
      Customer deposits                                                    735,333        438,333
      Short-term debt (note 8)                                             718,546        500,000
      Convertible debentures (note 8)                                    2,365,057           --
      Liabilities of discontinued operations                               115,119           --
                                                                       -----------    -----------
        Total current liabilities                                        5,025,568      2,291,667

Other liabilities:
      Convertible debentures (note 8)                                         --        2,477,666
      Liabilities of discontinued operations                                  --          465,276
                                                                       -----------    -----------

        Total liabilities                                                5,025,568      5,234,609

Commitments and Contingencies (note 20)

Stockholders' equity:
      Common stock, $0.0001 par value; 60,000,000 shares authorized;
         30,847,005 and 27,883,713 issued;
         30,800,870 and 27,837,578 outstanding                               3,085          2,789
      Preferred stock, $0.0001 par value; 5,000,000 shares
         authorized; 47,000 issued and outstanding                               6              7
      Additional paid in capital                                         9,545,323      9,020,404
      Treasury stock, 46,135 shares (at cost)                             (202,095)      (202,095)
      Accumulated deficit                                               (8,024,967)    (6,083,400)
                                                                       -----------    -----------
        Total stockholders' equity                                       1,321,352      2,737,705
                                                                       -----------    -----------

        Total liabilities and stockholders' equity                     $ 6,346,920    $ 7,972,314
                                                                       ===========    ===========


See accompanying notes to consolidated financial statements

                                                   F-2



                                  SURGILIGHT, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended December 31, 2002 and 2001


                                                          2002            2001
                                                      ------------    ------------
Revenue:
   Sales of equipment                                 $  1,248,128    $  1,024,400
   Surgical center fees                                       --           344,036
   Other                                                   131,207          93,762
                                                      ------------    ------------
    Total Revenue                                        1,379,335       1,462,198
Cost of Sales                                              201,389         292,965
                                                      ------------    ------------
    Gross profit                                         1,177,946       1,169,233

Operating expenses:
   Salaries and benefits                                   626,038         524,731
   Advertising and selling                                 204,977         126,385
   Administrative and other                              1,012,270         994,849
   Professional fees                                       230,388       1,112,857
   Research and development (note 14)                      203,500         204,000
   Interest expense                                        182,194         116,613
   Depreciation                                             78,000       1,058,458
   Amortization                                            116,633         179,411
   Goodwill impairment loss (note 4)                        88,109            --
                                                      ------------    ------------
    Total operating expenses                             2,742,109       4,317,304
                                                      ------------    ------------
Loss from operations                                    (1,564,163)     (3,148,071)

Other income/expenses (note 18):
   Gain on sale of equipment                               212,455            --
   Gain on sale of investment                               10,852            --
   Loss on write-down of equipment                         (51,104)           --
                                                      ------------    ------------
Loss before income taxes                                (1,391,960)     (3,148,071)
Provision for income tax (note 9)                             --              --
                                                      ------------    ------------
Loss from continuing operations                         (1,391,960)     (3,148,071)

Discontinued operations (note 17):
   Income (loss) from operations of AMLSI
    (including loss on disposal of $504,995)              (489,735)        298,396
   Income (loss) from operations of Plantation             (59,872)        168,464
                                                      ------------    ------------
     Net income (loss) from discontinued operations       (549,607)        466,860
                                                      ------------    ------------
     Net Loss                                         $ (1,941,567)   $ (2,681,211)
                                                      ============    ============

     Basic and diluted earnings (loss) per share:
        Loss from continuing operations                     (0.048)         (0.136)
        Discontinued operations                             (0.019)          0.020
                                                      ------------    ------------

        Net loss                                            (0.067)         (0.116)
                                                      ============    ============

     Weighted average shares used in calculating
      net loss per share - Basic and diluted            29,039,525      23,155,492


     See accompanying notes to consolidated financial statements

                                             F-3



                                 SURGILIGHT, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years ended December 31, 2002 and 2001



                                                           2002           2001
                                                       -----------    -----------

Cash flows from operating activities:
  Net loss                                             $(1,941,567)   $(2,681,211)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                          78,000      1,214,905
      Amortization                                         116,633        186,323
      Provision for bad debts                              463,745           --
      (Gain) loss on disposal of equipment                (161,351)       (22,428)
      Provision for intangibles valuation                  228,109           --
      Stock issued for services                            204,654         47,000
      Common stock returned                                (16,434)          --
      Non-cash interest expense                            140,994           --
  Increase (decrease) in assets and liabilities, net
    of business acquisitions and dispositions
      Receivables                                           81,704        230,465
      Inventories                                          187,812       (491,234)
      Other current assets                                (350,280)      (186,376)
      Intangible assets                                    (70,000)          --
      Accounts payable                                      84,501       (600,746)
      Customer deposits                                    397,000        438,333
      Discontinued operations                              465,784           --
                                                       -----------    -----------

      Net cash used in operating activities                (90,696)    (1,864,969)
                                                       -----------    -----------

Cash flows from investing activities:
  Notes receivable                                            --          141,000
  Purchases of equipment                                   (12,353)      (454,969)
  Proceeds from sale of assets                             174,000        (30,000)
                                                       -----------    -----------

      Net cash provided by (used in)
         investing activities                              161,647       (343,969)
                                                       -----------    -----------

Cash flows from financing activities:
  Bank overdraft                                             3,678        847,651
  Repayment of debt                                        (79,000)       (94,990)
  Loans from shareholders                                   40,000           --
  Purchase of treasury stock                                  --           (5,287)
  Repayment of debentures                                 (112,609)          --
                                                       -----------    -----------

      Net cash provided by (used by)
        financing activities                              (147,931)       873,309
                                                       -----------    -----------
Net increase (decrease) in cash                            (76,980)    (1,335,629)
Cash, beginning of year                                     76,980      1,773,701
                                                       -----------    -----------
Cash, end of year                                             --          438,072
                                                       ===========    ===========

Cash paid during the year for interest                 $    11,466    $   116,613
                                                       ===========    ===========


See accompanying notes to consolidated financial statements.

                                      F-4



                                SURGILIGHT, INC.
                 Consolidated Statements of Stockholders' Equity
                     Years ended December 31, 2002 and 2001




                                       Common Stock                Preferred Stock
                                   Shares        Amount          Shares         Amount
                                -----------    -----------    -----------    -----------
Balances at December 31, 2000    21,579,419    $     2,158           --      $         0

Stock issued for service            195,833             20           --             --

Sale of common stock -
    private placement                50,880              5           --             --

Sale of preferred stock
    private placement                  --             --           62,000              7

Conversion of debentures          2,055,289            205           --             --

Purchase of common stock               --             --             --             --

Common stock returned
   and cancelled                     (3,000)          --             --             --

Escrow stock subscribed           4,005,292            401           --             --

Accrued issuance                       --             --             --             --

Net Income (Loss)                      --             --             --             --

Balances at December 31, 2001
  as previously reported         27,883,713          2,789         62,000              7
Prior Period Adjustment                --             --             --             --
                                -----------    -----------    -----------    -----------
Balance at December 31, 2001,
  as adjusted                    27,883,713          2,789         62,000              7


Sale of interest in EMX             (91,300)            (9)          --             --

Stock issued for services         1,022,239            102           --             --

Conversion of preferred stock       117,647             12        (15,000)            (1)

Stock issued related to
Premier Laser System purchase     1,194,706            191           --             --

Common stock to be issued              --             --             --             --

Other                                  --             --             --             --

Net loss                               --             --             --             --
                                -----------    -----------    -----------    -----------

Balances at December 31, 2002    30,847,005    $     3,085         47,000    $         6
                                ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                                           F-5



                                     SURGILIGHT, INC.
                      Consolidated Statements of Stockholders' Equity
                          Years ended December 31, 2002 and 2001
                                       (Continued)



                                 Additional                                    Total
                                  Paid-In       Treasury      Accumulated   Stockholders'
                                  Capital         Stock         Deficit        Equity
                                -----------    -----------    -----------    -----------
Balances at December 31, 2000    $6,772,378    $  (196,824)   $(2,402,197)   $ 4,175,515

Stock issued for service             46,980           --             --           47,000

Sale of common stock -
    private placement                32,929           --             --           32,934

Sale of preferred stock
    private placement                92,994           --             --           93,001

Conversion of debentures            770,523           --             --          770,728

Purchase of common stock               --           (5,270)          --           (5,270)

Common stock returned
   and cancelled                    (45,000)          --             --          (45,000)

Escrow stock subscribed                (401)          --             --             --

Accrued issuance                  1,350,000           --             --        1,350,000

Net Income (Loss)                      --             --       (2,706,211)    (2,706,211)

Balances at December 31, 2001
  as previously reported          9,020,403       (202,095)    (5,108,400)     3,712,697
Prior Period Adjustment                --             --         (975,000)      (975,000)
                                -----------    -----------    -----------    -----------
Balance at December 31, 2001,
  as adjusted                     9,020,403       (202,095)    (6,083,400)     2,737,704


Sale of interest in EMX             (16,425)          --             --          (16,434)

Stock issued for services           204,361           --             --          204,463

Conversion of preferred stock           (11)          --             --             --

Stock issued related to
Premier Laser System purchase        34,809           --             --           35,000

Common stock to be issued           206,186           --             --          206,186

Other                                96,000           --             --           96,000

Net loss                               --             --       (1,941,567)    (1,941,567)
                                -----------    -----------    -----------    -----------

Balances at December 31, 2002                  $9,545,323 $(20$(8,024,967)   $ 1,321,352)
                                ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                                        F-5(Con't)

                                SURGILIGHT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Note 1.  The Company and Summary of Significant Accounting Policies

(a)      Organization

SurgiLight, Inc. ("the Company" or "SurgiLight") designs, manufactures and sells ophthalmic lasers and related products and services based on its own and licensed intellectual property, primarily for use in refractive and presbyopia procedures.

SurgiLight's wholly owned subsidiaries, which comprise an operating segment of the Company, (Plantation Laser Eye Center, "Plantation" and American Medical Laser Services, Inc., "AMLSI") provide medical laser services in the state of Florida.

Effective October 1, 2002, the Company entered into a formal plan to dispose of both Plantation and AMLSI, therefore they have been reported as Discontinued Operations in the accompanying financial statements. The AMLSI operations were discontinued at December 31, 2002 and all of its assets were written off except for the escrowed cash account. SurgiLight anticipates completing the Plantation disposal prior to September 30, 2003.

(b)      Principle of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, Plantation and AMLSI. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)      Use of Estimates

We follow generally accepted accounting principles ("GAAP") for the U.S. in preparing our financial statements. As part of this work, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenues and expenses that we report in our financial statements. Examples include estimates of the amount of our accounts receivable that we will not be able to collect, the potential for inventory obsolescence, the expenses we will incur to provide service under warranty obligations, the ongoing value of investments, and whether and how much to accrue for legal contingencies. We believe these estimates and judgments are reasonable and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.

(d)      Fair Value of Financial Instruments

We follow Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value Of Financial Instruments" ("SFAS 107") and related pronouncements in accounting for and disclosing the value of financial instruments. The values we show for our financial assets and liabilities as of December 31, 2002 and 2001 (including cash and cash equivalents, accounts receivable, accounts payable, debt and accrued liabilities) approximate the fair market value of these assets and liabilities due to their short maturity.

(e)      Accounts Receivable, Allowances for Doubtful Accounts


We estimate the amount of receivables that we will not be able to collect from customers and provide reserves accordingly. To develop this estimate we review all receivables and identify those accounts with problems. For these problem accounts, we estimate individual, specific reserves based on our analysis of the payment history, operations and finances of each account. For all other accounts, we review historical bad debts trends, general and industry specific economic trends, customer concentrations, and current payment patterns to estimate the reserve necessary to provide for changes in the allowance for doubtful accounts.

Changes in the allowance for doubtful accounts for the years ended December 31, are as follows:

         --------------------------------------------------------------
                                              2002             2001
                                              ----             ----
         --------------------------------------------------------------
         Balance at beginning of year         $ 133,000        $ 90,000

         Provision for credit losses            303,797         164,938

              Less: Charge offs               (330,746)       (121,938)
         --------------------------------------------------------------
         Allowance for doubtful accounts      $ 106,051       $ 133,000
         --------------------------------------------------------------

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

(g)      Inventory

Inventory, which consists primarily of laser systems parts and components purchased from Premier, is stated at the lower of cost or market. Cost is determined using the first-in first-out method. The Company has sold its presbyopia laser systems for prices in excess of carrying amounts and anticipates continuing to do so. It is the Company's belief that both the book value transferred and the current market value of the inventory has not undergone obsolescence as the inventory continues to meet the criteria established to perform the surgical routines that comprise its business focus and market. The financial statements do not purport to show the realizable value of the inventory or any of the Company's assets on a liquidation basis or their availability to satisfy liabilities.

(h)      Property and Equipment

Property and equipment are stated at cost. Furniture and equipment are depreciated using the straight-line method over the estimated lives (three to seven years) of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the useful life of the asset. Such depreciation and amortization is separately stated on the consolidated statements of operations.

(i)      Intangible Assets

Intangible assets consist of patents, application fees, and deferred loan costs. Patents consist of the cost of acquiring certain technologies and are amortized over 15 years. Deferred loan costs are amortized over the term of the loan using the effective interest method. Application fees are amortized over the life cycle of the specific application process, typically three years.

(j)      Research and Development

Research and development costs are charged to operations as incurred. The cost of certain equipment used in research and development activities, which have alternative uses, is capitalized as equipment and depreciated using the straight-line method over the estimated lives (five to seven years) of the assets.

(k)      Product Warranty Costs

Estimated future warranty obligations related to the Company's products, typically for a period of one year, are provided by charges to operations in the period in which the related revenue is recognized.

(l)      Extended Service Contracts

The Company sells product service contracts covering periods beyond the initial warranty period. Revenues from the sale of such contracts are deferred and amortized on a straight-line basis over the term of the contracts. Service contract costs are charged to operations as incurred.

(m)      Revenue Recognition

The Company recognizes revenue from the sale of its products and services in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Under this standard, revenue is generally recognized when the following four criteria are met:

     1.   Persuasive evidence of an arrangement exists;
     2.   Delivery has occurred or services have been rendered;
     3.   Our selling price is fixed or determinable; and
     4.   Collectibility is reasonably assured.

Any payments received from the customer prior to these events occurring are classified as customer deposits in the accompanying balance sheet

During the first three quarters of 2002, the Company recorded revenue from domestic sales at the full contracted amount and reduced the resulting accounts receivables by any collections subsequently made. During the fourth quarter of 2002, the Company determined that contingencies existed in several contracts, and thus recorded an $835,000 adjustment to the financial records. Some of the contingencies are long-term in nature, thus they may not be resolved for several years. The resulting effect of that adjustment is that the Company has recorded revenue from domestic sales only as those customers have made non-refundable cash payments.

(n)      Earnings (Loss) per Share

Basic earnings or loss per common share are computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied), if dilutive. Diluted loss per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase common stock, and convertible debentures and are included in the computation using the treasury stock method if they would have a dilutive effect. Diluted losses per share for the years ended December 31, 2002 and 2001 are the same as basic loss per share.

(o) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

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

(p)      Stock Option Plans

The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure pursuant to the provisions of SFAS No. 123.

(q)      Operating Segments

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

(r)      Treasury Stock

In 2001, the Board of Directors authorized the repurchase on the open market, at management's direction, of up to 100,000 shares of the Company's stock during any one year. The Company subsequently repurchased 46,135 shares of common stock which are recorded as "Treasury Stock" and resulted in a reduction of "Stockholders' Equity."

(s)      Advertising

Advertising costs are expensed as incurred and amounted to $204,977 and $126,385 for the years ended December 31, 2002 and 2001, respectively.

(t)      Reclassifications

Certain items included in the 2001 financial statements have been reclassified to conform to the 2002 presentation. These items are solely related to the discontinued operations.

Note 2.  Acquisitions and Dispositions

                              Premier Laser Systems

In October 2000, the Company acquired the inventory and technology of Premier Laser Systems. The inventory consisted of work in process and finished goods laser systems. The purchase price, including legal fees of $20,000, was $3,745,000 and was allocated as follows: $3,400,000 to inventory, $345,000 to intangible assets consisting of technology, patents and FDA approval costs. The purchase price has been completely paid off.

In December 2001, the Company agreed to acquire additional inventory for $1,700,000 payable in $350,000 of cash and $1,350,000 of the Company's common stock. Of the original $350,000 liability due to be paid in cash, there are two separate remaining payments of $87,500 that are included in the accompanying financial statements under short-term debt with an amount totaling $175,000. Of the original $1,350,000 liability due to be paid in common stock, two separate issuances totaling $350,000 were made during the 2002 year. The remaining $1 million is recorded in the accompanying financial statements as additional paid in capital. The $1,000,000 of common stock was issued to Premier during January 2003.

                                      AMLSI

In March 1999, the Company acquired 100% of the stock of Advanced Medical Laser Services, Inc. (AMLSI) in exchange for 2,360,000 shares of the Company's common stock.

Effective January 1, 2000, SurgiLight sold a 55% interest in the net assets of AMLSI in exchange for 1,260,000 shares of the Company's common stock. The shares were subsequently cancelled. In the third quarter of 2000, the Company entered into an agreement to reacquire the remaining 55% interest in AMLSI in exchange for 26,000 shares of common stock. At the date of purchase, the fair value of the stock issued in connection with this transaction amounted to $200,000.

The AMLSI operations were discontinued at December 31, 2002 and all of its assets were written off except for the escrowed cash account (see notes 17 and 22).

                                       EMX

In March 1999, the Company acquired 100% of the stock of EMX, Inc. in exchange for 230,000 shares of the Company's common stock. The acquisition was accounted for using the purchase method. On January 1, 2000, the Company sold 85% of its wholly owned interest in EMX in exchange for 120,000 shares of the Company's common stock. The acquired shares were subsequently cancelled. On August 29, 2002 the Company and EMX entered into an agreement whereby the Company would exchange its remaining 150,000 shares of EMX stock in exchange for the 91,300 shares of Company stock held by EMX. As a result of the stock exchange, neither the Company nor EMX would hold any further financial or administrative interest in the other entity. In addition, EMX agreed to pay the Company an amount equal to fifteen percent (15%) of its Net Profit for each of the 2003 and 2004 calendar years. The Company recorded a gain on the exchange of $10,852.

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

Currently, the Company is treating the Plantation Laser Center as a discontinued operation (see Note 17) and expects to complete the disposal process by the end of the 3rd quarter 2003.

Note 3.  Common Stock

During 2002, the Company issued 2,936,945 shares of common stock in exchange for legal services valued at $204,462, interest charges of $35,000, and reduction of amount owed to Premier Laser Systems of $350,000. The value for the legal fees was determined based on the value of the services performed.

Note 4.   Intangible Assets

Intangible assets consist of the following at December 31:

          ---------------------------------------------------------------
                                                  2002         2001
                                                  ----         ----
          ---------------------------------------------------------------
          Goodwill                                       $0    $ 490,691
          Patents                                   180,000      180,000
          Application & Loan costs                  385,880      315,880
          ---------------------------------------------------------------
          Gross intangible assets                   565,880      986,571
          ---------------------------------------------------------------
               Less: Accumulated Amortization     (232,728)    (282,446)
          ---------------------------------------------------------------
          Net intangible assets                   $ 333,152    $ 704,125
          ---------------------------------------------------------------

At December 31, 2002, the Company evaluated the carrying value of its goodwill components to determine if an impairment had occurred that warranted an adjustment to the carrying value of those intangibles. As a result of that evaluation, all goodwill was determined to be impaired and was therefore written off resulting in an expense of $88,109 related to continuing operations. The goodwill balance remaining of $236,631 from 2001 was written down to a zero basis when the Company disposed of its AMLSI discontinued operation.

The estimated aggregate amortization expense for each of the five succeeding years is as follows:

              2003       $131,000
              2004         26,000
              2005         26,000
              2006         26,000
              2007         26,000

Goodwill and related amortization for 2002 and 2001 is as follows:

          -------------------------------------------------------------------
                                                  2002          2001
                                                  ----          ----
          -------------------------------------------------------------------
          Reported net loss                     $ (1,941,567)   $ (2,681,211)

          Add back: Goodwill amortization               --            30,526

          -------------------------------------------------------------------
          Adjusted net loss                     $ (1,941,567)   $ (2,650,685)
          -------------------------------------------------------------------
          -------------------------------------------------------------------
          Adjusted loss per share:
               Basic and diluted                    $ (0.067)       $ (0.114)
          -------------------------------------------------------------------

Note 5.  Inventories

The components of inventories at December 31, 2002 and 2001 are summarized as follows:

         ---------------------------------------------------------------
                                            2002            2001
                                            ----            ----
         ---------------------------------------------------------------
         Raw Materials                      $ 1,677,379     $ 1,553,766
         Work in progress                       299,175         310,000
         Finished goods                       2,965,195       3,179,669
         ---------------------------------------------------------------
              Total Inventory               $ 4,941,749      $5,043,435
         ---------------------------------------------------------------

Management has reclassified approximately $4,014,296 of OptiVision inventory to long-term assets in the accompanying balance sheet to reflect inventory to be consumed beyond the current operating cycle. Also, the 2001 ending inventory balances have been restated to reflect the prior period adjustment of $975,000 recorded in 2001 (see Note 16).

Note 6.  Notes Receivable

At December 31, 2002 and 2001 notes receivable consists of the following:

     --------------------------------------------------------------------------------------------
                                                                                  2002  2001
     --------------------------------------------------------------------------------------------
     Two notes receivable from an individual with interest at 14% and due March
     20, 2001.  The two notes are collateralized by 60,000 shares of Company      $ 0   $ 80,000
     stock held by the Company.
     Note  receivable  from an individual with interest at 10% and due June 20,     0     25,000
     2002.
     --------------------------------------------------------------------------------------------
          Total Notes Receivable                                                  $ 0   $105,000
     --------------------------------------------------------------------------------------------

Note 7.  Property and Equipment

Property and equipment used in continuing operations at December 31, are as follows:

          -----------------------------------------------------------------
                                                     2002      2001
                                                     ----      ----
          -----------------------------------------------------------------
          Laser equipment in remote locations        $      0   $1,819,225
          Furniture and equipment                      32,536      116,664
          Laboratory equipment                        164,196      156,156
          -----------------------------------------------------------------
               Total Property and Equipment           196,732    2,092,045
          -----------------------------------------------------------------
          Less: Accumulated Depreciation             (102,818)  (1,658,546)
          -----------------------------------------------------------------
               Net Property & Equipment              $ 93,914   $  433,499
          -----------------------------------------------------------------

Depreciation expense amounts to $78,000 and $1,058,458 for the years ended
December 31, 2002 and 2001, respectively.

Note 8.  Notes Payable and Convertible Debentures

Notes payable consist of the following at December 31,:

        --------------------------------------------------------------------------------- ----------- -----------
                                                                                             2002        2001
        --------------------------------------------------------------------------------- ----------- -----------

        **Notes payable to finance company, due in monthly installments of $838                  $ 0         $ 0
        including interest at 13% through December 2003 (AMLSI).

        **Notes payable to equipment finance company, due in monthly installments of               0           0
        $1,555 including interest at 8.3% through January 2003 (AMLSI).

        **Notes payable to equipment finance company, due in monthly installments of               0           0
        $2,788, including interest at 6.2% through 2004 (AMLSI).

        Notes payable to equipment finance company, due in monthly installments of                 0           0
        $1,404, including interest at 11.8% through January 2004 (Plantation).

        Note payable to financial institution. Interest payable monthly at a variable        500,000     500,000
        rate of 30-day commercial paper plus 3.15% .  Due on August 31, 2002.
        Collateralized by all assets. In default and currently in litigation.
        ---------------------------------------------------------------------------------------------------------

                                                                                                               27



        ---------------------------------------------------------------------------------------------------------
        **Notes payable to Equipment Finance Company, due in monthly installments of               0           0
        $5,057 including interest at 11.5% through April 2004 (AMLSI).

        **Notes payable to Equipment Finance Company, due in monthly installments of               0           0
        $4,382, including interest at 15.8% through December 2004 (AMLSI).

        Notes payable to Equipment Finance Company, due in monthly installments of             3,546           0
        $488, including interest at 12% through October 2003.

        Notes payable to Premier Laser Systems, due in two remaining installments of         175,000           0
        $87,500.

        Notes payable to director / shareholder, including interest at 6%.                    20,000           0
        Collateralized by intangible assets.

        Notes payable to director / shareholder, including interest at 6%.                    20,000           0
        Collateralized by intangible assets.
        ---------------------------------------------------------------------------------------------------------
        Total Short-term debt                                                                718,546     500,000
        ---------------------------------------------------------------------------------------------------------

**Unpaid balances of notes payable were written off during 2002 as part of the disposal of AMLSI (Note 17). The Company could potentially be liable for some or all of these unpaid balances.

Convertible debentures consist of the following at December 31,:

          ----------------------------------------------------------------------------------------------------
                                                                                      2002           2001
                                                                                      ----           ----
          ----------------------------------------------------------------------------------------------------
          3%  debentures  convertible  at the  lesser of $7.50 per share or
          125% of the average bid price prior to closing; or at the average of      $ 1,935,880    $1,935,799
          the three lowest closing bid prices thirty days prior to conversion
          Debentures convertible at the average closing bid price for the ten
          trading days prior to conversion. Maturing December 31, 2002.                 429,177       541,267
          ----------------------------------------------------------------------------------------------------

          Total convertible                                                         $ 2,365,057    $2,477,666
          debentures
          ----------------------------------------------------------------------------------------------------

Note 9.  Income Taxes

The difference between the Company's effective income tax rate and the federal statutory rate is due primarily to an increase in the valuation allowance.

The Company has net operating loss carryforwards totaling approximately $6 million, which expire through the year 2022.

The Company has incurred losses since its inception. Due to the uncertainty of the realization of the tax loss carryforward, the Company has established a 100% valuation allowance against the carryforward benefit.

Note 10.  Stockholders' Equity

Authorized Shares - In conjunction with the Company's reincorporation in the State of Florida, which became effective the first quarter of 2002, the Company increased authorized common stock shares from 30 million to 60 million.

Stock options - The Company operates two open stock option plans: the 1999 Stock
Option Plan ("1999 Plan") and the 2001 Stock Option Plan ("2001 Plan"). The total number of shares of stock that may be issued under the 1999 Plan is 150,000 and three million under the 2001 Plan. In addition, the Company grants to CEO Colette Cozean, as part of her regulatory consultant compensation, 3,500 options per month, which are outside the scope of either of the option plans.

Under both plans, the option exercise price shall be not less than one hundred percent (100%) of the fair market value ("FMV") of the stock on the grant date.
Under the 1999 Plan, FMV is defined as the average closing price of the stock for the five business days immediately preceding such date. Under the 2001 Plan, FMV is defined as the closing price of the stock on the grant date.

                                                                              28

Under the 1999 Plan, each member of the Board of Directors shall receive an option for 10,000 shares upon initial appointment to the Board and at each annual meeting thereafter in consideration for the director's service on the Board for the coming year. All such options fully vest on the date of grant and have a term of five years.

Under the 2001 Plan, each member of the Board of Directors shall receive an option for 50,000 shares upon initial appointment to the Board and at each annual meeting thereafter in consideration for the director's service on the Board for the coming year. All such options have a term of five years, with 20,000 options vesting immediately upon the date of grant and the remainder vesting in increments of 10,000 each on the anniversary of the grant date for each of the three years following the grant date.

In May 2002, the Company issued stock options to employees and members of the Board of Directors (elected by shareholders) to acquire up to 1,200,000 shares of the Company's common stock. The options vest over a three-year period and are exercisable at approximately .27 cents per share.

The Company's records show an aggregate of 2,206,325 stock options outstanding at December 31, 2002. The following table summarizes the aggregate stock option activity for the years ended December 31, 2002 and 2001:

                                                Shares Under        Weighted-
                                                ------------        ---------
                                                   Option/           Average
                                                   -------           -------
                                                   Warrant        Exercise Price
                                                   -------        --------------
     Outstanding at December 31, 2000              292,172            $2.37
     Granted                                       657,000            $0.80
     Cancellations                                    --                --
                                                 ---------


     Outstanding at December 31, 2001              949,172            $1.29
     Granted                                     1,892,000            $0.27
     Cancellations                                 (76,000)           $0.36
                                                 ---------

     Outstanding at December 31, 2002            2,765,172            $0.62
                                                 =========

     Shares exercisable at December 31, 2002     2,115,176            $0.72
                                                 =========

The range of exercise prices for options and warrants outstanding at December 31, 2002 was $0.01 to $7.50. The following tables summarize information about options and warrants outstanding at December 31, 2002:

                            Outstanding Options / Warrants
                            ------------------------------
                                                Weighted
            Range                               Average           Weighted
             Of                Number          Remaining      Average Exercise
          Exercise               Of           Contractual          Price
           Prices              Shares       Life (in years)
     -------------------- ----------------- ----------------- -----------------

         $.01 - $1.50       2,573,000             7.6              $ 0.26
         $3.34                100,000             1.0              $ 3.34
         $7.50                 92,172             0.8              $ 7.50
                            ---------
                            2,765,172                              $ 0.62
                            =========

                                    Exercisable Options
                                    -------------------
                      Range                                Weighted
                       Of                  Number          Average
                    Exercise                 Of            Exercise
                     Prices                Shares            Price
                 -------------------- ----------------- -----------------
                  $.01 - $1.50           1,923,004          $ 0.26
                  $3.34                    100,000          $ 3.34
                  $7.50                     92,172          $ 7.50
                                         ---------
                                         2,115,176          $ 0.72
                                         =========

Financial Accounting Standards Board pronouncement FAS No. 123 "Accounting for Stock-Based Compensation," ("FAS 123") requires that the Company calculate the value of stock options at the date of grant using an option pricing model. The Company has elected the "pro-forma, disclosure only" option permitted under FAS 123, instead of recording a charge to operations, as shown below:



     -------------------------------------------------------------------------
                                              2002                2001
                                              ----                ----
     Net loss            As reported          $(1,941,567)        $(2,681,211)
                         Pro forma            $(2,331,001)        $(3,119,716)

     Loss per share      Basic and Diluted
                            As reported       $    (0.067)        $    (0.116)
                            Pro forma         $    (0.080)        $    (0.135)
     -------------------------------------------------------------------------

The Company's weighted-average assumptions used in the pricing model and resulting fair values are as follows:

     -------------------------------------------------------------------------
                                              2002                2001
                                              ----                ----
     Risk-free rate                                  3%                  3%
     Expected option life (in years)                10             3 to 10
     Expected stock price volatility               147%                201%
     Dividend yield                                  0%                  0%
     Weighted average grant date value        $   0.27            $   0.76
     -------------------------------------------------------------------------

Note 11.   Segment Information

The following presents the Company's segment information for the years ended
December 31, 2002 and 2001:

     ----------------------------------------------------------------------------------------
                                             2002         2002          2001          2001
                                          SurgiLight     Centers     SurgiLight      Centers
     ----------------------------------------------------------------------------------------
     Revenues                            $ 1,379,335  $ 1,334,730    $ 1,448,144   $1,701,832
     Cost of goods sold                      201,389      243,115        292,965      351,332
     Salaries and benefits                   626,038      374,322        404,731      349,303
     Advertising and selling                 204,977       11,472        126,385       10,343
     Administrative and other              1,012,270      260,918        994,849      290,186
     Professional fees                       230,388      136,589      1,232,857       23,555
     Research and development                203,500                     204,000
     Depreciation & amortization             194,633      193,334      1,237,869      163,359
     Net interest (income) expense           182,194       19,592        102,559       46,894
     Other (Income) or Loss                 (84,094)      644,995             --           --
     --------------------------------- -------------- ------------ -------------- ------------
     Net Income (Loss)                   (1,391,960)    (549,607)    (3,148,071)      466,860
     --------------------------------- -------------- ------------ -------------- ------------

Note 12.   Lease Obligations

The Company leases office space under operating lease arrangements. Future minimum payments under these non-cancelable operating leases as of December 31, 2002, are approximated as follows:

          2003          $114,048
          2004          $119,750
          2005          $125,738

Rent expense during the years ended December 31, 2002 and 2001 was approximately
$103,463 and $86,301, respectively.

Note 13.   Stock Split

In January 2000, the Company effected a 2 for 1 stock split for shareholders of record as of January 25, 2000. Accordingly, all share and per share information has been adjusted retroactively for the effect of this split.

Note 14.   Research and Development

For the year ended December 31, 2002, the Company incurred approximately
$203,500 for research and development costs that were primarily focused on developing presbyopia as the Company's core business operation. Activities were focused on seeking U.S. FDA approval to begin performing clinical trials and

                                                                              30

selling the Company's technology in international markets. Research and development expenditures for 2001 were approximately $204,000 and have been included as general and administrative expenses in the accompanying statement of operations.

Note 15.   Recent Accounting Pronouncements

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

In June 2001, the Financial Accounting Standards Board (FASB) approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. At December 31, 2002, the Company evaluated the carrying value of its goodwill components to determine if an impairment had occurred that warranted an adjustment to the carrying value of those intangibles. As a result of that evaluation, all goodwill was determined to be impaired and was therefore written off resulting in an expense of $88,109 related to continuing operations. The goodwill balance remaining of $236,281 from 2001 was written down to a zero basis when the Company disposed of its AMLSI discontinued operation.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with SFAS No. 142. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The Company is required to adopt this statement no later than January 1, 2002. The Company adopted SFAS No. 144 during 2002 as it adopted a formal plan to dispose of its subsidiaries, AMLSI and Plantation Laser Center (see Note 17).

Note 16.   Prior Period Adjustment

During the second quarter of 2002, the Company discovered that errors occurred in valuing the closing inventory at December 31, 2001. The errors consisted of reporting inventory that had been previously sold in the ordinary course of business to customers resulting in an overstatement of ending inventory, and inventory that had been incorrectly valued and misclassified. The aggregate amount of the errors was $975,000 or ($0.042 per share). Therefore, the Company recorded a prior period adjustment for the errors and 2001 Cost of Sales and Inventory have been adjusted accordingly.

Note 17.   Discontinued Operations

During October 2002, the Company adopted a formal plan to dispose of its subsidiaries, AMLSI and Plantation Laser Center. The Company is currently marketing the Plantation Laser Center for sale and expects to complete the disposal by the end of the 2003 third quarter. The positions and activity generated by each of the entities has been separately classified in the accompanying financial statements as discontinued operations.

As previously mentioned, Miano ceased the operations of AMLSI on December 31, 2002 and transferred the existing assets to another company resulting in a loss to the Company of $504,995. We are currently in litigation with Miano to resolve our dispute and we intend to pursue actions against Mr. Miano (see Item 3. Legal Proceedings and note #22.) . The net income of AMLSI for 2002 was $15,261 and for 2001 was $298,396.

The Company continues to operate the Plantation center. The assets of Plantation consist primarily of laser and lab equipment that currently has a book value of approximately $220,000. The liabilities of Plantation consist of debt related to the laser and lab equipment and accrued payroll that total $115,119. The net loss of Plantation for 2002 was $59,872 and the net income for 2001 was $168,464. The Company continues to actively market the Plantation center for sale and expects to complete the transaction before the end of the 2003 third quarter.

Note 18.   Non-Operation Items

Sale of Excimer Laser Systems - In March 2002, the Company signed a binding letter of intent with TAO Enterprises, an entity owned by Dr. J. T. Lin, who was also an employee, director and significant shareholder of the Company, to sell to TAO all of the assets and business of the Company's international laser surgery centers and corresponding Excimer laser technologies. This sale included the assumption by TAO of the obligations under the FDA consent decree, as those obligations relate solely to Excimer and UV laser technologies for corneal shaping and not the Company's current technology focus on Infrared lasers to treat Presbyopia. The sales price was $332,000 for the assets, with an additional $50,000 to be based on clinical revenues. At December 31, 2002, the Company wrote off as uncollectible the remaining $158,000 of the installment payments remaining on this agreement.

Transfer of EMX Interest - On January 1, 2000, the Company sold 85% of its 100% wholly-owned interest in EMX for approximately $500,000. On August 29, 2002 the Company and EMX entered into an agreement under which the Company exchanged its remaining 150,000 shares of EMX stock in exchange for the 91,300 shares of Company stock held by EMX. As a result of the stock exchange, neither the Company nor EMX would hold any further financial or administrative interest in the other entity. In addition, EMX agreed to pay the Company an amount equal to fifteen percent (15%) of its Net Profit for each of the 2003 and 2004 calendar years. The Company recorded a gain on the exchange of $10,852.

Write Down of Assets - At December 31, 2002, the Company determined that the carrying value of its computer equipment was not representative of its current market value. Therefore an adjustment was recorded resulting in a loss of $51,104.

Note 19.  Going Concern Risk and Management Plan

Liquidity and Capital Resources - As of December 31, 2002, we had a bank overdraft of $(3,678) and a working capital deficit of $(3,604,111) as compared to $76,980 of cash and a working capital deficit of $(654,383) at December 31, 2001. The decrease in our cash can be primarily attributed to the lower level of international sales than was expected and the delay in performing U.S. clinical trials which resulted in our inability to collect progress payments from our customers. It should be noted that the 2002 working capital deficit is primarily comprised of the $2,365,057 convertible debentures obligations, $2 million of which the Company has entered into an agreement to convert at April 11, 2003 (see note 21).

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

The Company has severe liquidity problems which compromises its ability to pay principal and interest on debt and other current operating expenses in a timely manner. The $500,000 line-of-credit held by Merrill Lynch has been declared in default. The Company is seeking additional sources of financing, which may include short-term debt, long-term debt or equity. There is no assurance that the Company will be successful in raising additional capital. In November 2002 the Company received a commitment letter for a $10 million line of credit secured by the Company's inventory and accounts receivable. The terms require obtaining a bank guarantee at a cost of $585,000, $92,500 of processing fees to be paid prior to closing, and an additional $153,000 to be paid at time of closing the transaction. The line of credit is for a term of ten years and accrues interest at a fixed rate of 4.75% for amounts utilized. The Company has been negotiating the final agreement with the lender. However, there is no guarantee that the debt financing will be received or if received will be according to these terms.

The Company's ability to meet its working capital needs will be dependent on the ability to sign additional distribution and licensing arrangements, achieve a positive cash flow from operations, achieve and sustain profitable operations, and obtain additional debt and/or equity capital.

Substantial Indebtedness - We have a substantial amount of indebtedness. As of December 31, 2002 our total debt was approximately $3.2 million (which includes the $2.4 million of convertible debentures, $175,000 balance from the Premier acquisition, $500,000 on the line-of-credit, $40,000 in loans to shareholders, and approximately $100,000 for equipment leases). The Company has recently signed an agreement with GEM to convert its $2 million convertible debenture to common stock and anticipates closing that transaction during the second quarter 2003. As of December 31, 2002, the $500,000 Merrill Lynch line-of-credit was fully exhausted and future borrowing under that facility was not available for any purpose. Currently, the line-of-credit is in a default status and a payment plan to repay the credit facility is being negotiated. We have received a letter of commitment from a funding source to replace this line-of-credit with a $10 million line-of-credit pending the results of due diligence. However, there is no assurance that we will obtain such debt financing. If such funding is obtained, we plan to use the funds to pay down our indebtedness, allowing our operating income to be used to further the growth of the business.

As a result of the level of debt and the terms of the debt instruments, our vulnerability to adverse general economic conditions is heightened. It is possible that we will be required to dedicate a substantial portion of both short-term and long-term cash-flow from operations to repayment of debt, limiting the availability of cash for other purposes. We will continue to be limited by financial and other restrictive covenants in the ability to borrow additional funds, consummate bulk asset sales, enter into transactions with affiliates or conduct mergers and acquisitions; affecting our flexibility in planning for, or reacting to, changes in the business and industry.

Our ability to pay principal and interest on the indebtedness and to satisfy the other debt obligations will depend upon the future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control, as well as the availability to obtain additional sources of capital. If we are unable to service the indebtedness, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. There is no assurance that we can affect any of these remedies on satisfactory terms, or at all.

Note 20.   Commitments and Contingencies

Presby Corporation - On December 5, 2001, the Company entered into a settlement agreement with Presby Corporation and RAS Holding Corporation regarding Presby's patent infringement lawsuit. The parties have agreed to an entry of a decree that acknowledges the validity and enforceability of Presby's patent for the treatment of Presbyopia. The Company also agreed to make a one-time payment to Presby. In the opinion of management, the settlement will not have a significant adverse effect on future operations of the Company. On January 31, 2002 the one-time payment was made in accordance with the settlement agreement.

SEC Investigation - On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder, former employee and significant shareholder, has agreed to indemnify the Company against any liabilities resulting from these actions. Our potential liability results from a portion of the funds amounting to $1.2 million allegedly obtained from this scheme flowing into the Company's bank accounts. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessing yet to be disclosed damages. The SEC has not notified us of any further action taken against the Company and there is no assurance that we will prevail in any of our defenses against any claims or liabilities brought against the Company. Our potential liability results from a portion of the funds amounting up to $1.5 million (including interest) allegedly obtained from this scheme flowing into the Company's bank accounts. After consultation with legal counsel, we have not recorded an accrual in the accompanying financial statements due to our assessment that any potential liability remains only reasonably possible.

Product Liability - The sale of our medical products involves the inherent risk of product liability claims. We currently have product liability insurance coverage in the amount of $1 million per occurrence and $2 million in the aggregate, subject to various coverage exclusions. We do not know whether claims against us arising with respect to our products will be successfully defended or that our insurance will be sufficient to cover liabilities arising from these claims. A successful claim against us in excess of our insurance coverage could have a materially adverse effect on our business.

Note 21.   Subsequent Event

Private Placement - On January 24, 2003, the Company consummated a previously announced private placement agreement with a group of four accredited investors, including ophthalmic-knowledgeable doctors. The offering was for $500,000 and included the purchase of 1,736,110 of the Company's common shares. Under the agreement, investors purchased for approximately $.29 each a unit consisting of one share of the Company's restricted common stock and a warrant with an exercise price of $.42 per share.

GEM Convertible Debenture - During January 2003, GEM had notified the Company of its intent to convert all of the debenture's remaining balance to stock effective January 2003. Subsequently GEM and the Company agreed for GEM to convert the remaining $2 million debenture to common stock at a price of $0.093. GEM will initially convert shares equal to nineteen and nine-tenths percent (19.9%) of the total issued and outstanding shares of the Company's common stock on April 11, 2003 (the "Effective Date"). GEM will only be authorized to vote 19.9% of the Company's authorized and outstanding shares except under certain conditions and will be awarded one seat on the Company's Board of Directors. GEM will also set aside 2.1 million shares, which represents 10% of the total conversion shares, to be used for a management and employee stock option plan.

RA Medical Systems, Inc. - On March 18, 2003, the Company announced that it had granted an exclusive three-year license for the Company's EX-308 Excimer laser technology to RA Medical Systems, Inc., a privately held developer, manufacturer and marketer of equipment for the treatment of various dermatological conditions. The agreement represents a new revenue source from a technology the Company elected not to pursue to continue to focus the corporate efforts on such key ophthalmic applications as presbyopia. The agreement also provides for royalty payments to be made to us over an extended time period.

FDA - During April 2002 and 2003, the Company was involved in FDA audits and received "Form 483" notices restricting its rights to ship products to certain countries throughout the world.

Note 22.   Legal Proceedings

Paul Miano - Advanced Medical Laser Services, Inc. ("AMLSI") and Paul Miano ("Miano") filed a lawsuit against us on September 26, 2001, in Broward County, later moved to Orange County, alleging breach of contract for our alleged failure to finance up to $1,000,000 of working capital. Our counsel and we believe that this lawsuit is without merit and immaterial, and we are vigorously defending against this claim. Also, we intend to file all available legal claims and charges against Miano resulting from his actions to cease AMLSI operations and transfer the Company's corporate assets to another organization on December 31, 2002 without our prior knowledge and consent.

SEC Investigation - On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder, former employee and significant shareholder, has agreed to indemnify the Company against any liabilities resulting from these actions. Our potential liability results from a portion of the funds amounting to $1.2 million allegedly obtained from this scheme flowing into the Company's bank accounts. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessing yet to be disclosed damages. The SEC has not notified us of any further action taken against the Company and there is no assurance that we will prevail in any of our defenses against any claims or liabilities brought against the Company. Our potential liability results from a portion of the funds amounting up to $1.5 million (including interest) allegedly obtained from this scheme flowing into the Company's bank accounts. After consultation with legal counsel, we have not recorded an accrual in the accompanying financial statements due to our assessment that any potential liability remains only reasonably possible.

Merrill Lynch Business Financial Services - On December 4, 2002, Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") filed a lawsuit in the Circuit Court for the Ninth Judicial Circuit in and for Orange County, Florida, naming us, the Company, as debtor, AMLSI and J.T. Lin as guarantors, and other parties, in connection with a $500,000 Line of Credit and Loan and Security Agreement issued by Merrill Lynch to the Company, which is secured by all Company assets. Merrill Lynch has alleged that we are in breach of the Loan and Security Agreement and has requested the repayment of the principal balance under the Line of Credit along with certain other remedies, including foreclosure of certain collateral and appointment of a receiver over such collateral. We are currently working with Merrill Lynch to resolve the dispute.

Note 23.  Certain Relations and Related Transactions
----------------------------------------------------

Premier Laser Systems - The Company's balance as of December 31, 2002, to Premier Laser Systems, Inc. is $1,175,000 payable in $175,000 cash and $1 million remaining from the purchase of Premier's ophthalmic laser product line in December 2001. Colette Cozean, Ph.D. a Director and Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999. Premier currently owes Dr. Cozean approximately $120,000 for severance, life insurance, expenses and salary. Premier also owes Dr. Cozean up to $167,375 as a commission from sale of Premier assets of which $81,125 is from the second acquisition of assets by SurgiLight.

In November 2000, the Company entered into a consulting agreement with Dr. Cozean. Currently, the Company agreed to pay her as CEO and a regulatory consultant at a rate of $13,500 per month and issue her options each month for 3,500 shares at a 10% discount off of fair market value in exchange for her services.

Sale of Excimer Laser Systems - In February 2002, the Company signed an agreement with TAO Enterprises, an entity owned by Dr. J. T. Lin, who was also an employee and director of the Company, to sell to TAO all of the assets and business of the Company's international laser surgery centers and corresponding Excimer laser technologies. This sale included the assumption by TAO of the obligations under the FDA consent decree, as those obligations relate solely to Excimer and UV laser technologies for corneal shaping and not the Company's current technology focus on Infrared lasers to treat Presbyopia. TAO agreed to pay $332,000 for the assets, with an additional $50,000 to be based on clinical fees. At December 31, 2002, the Company has written off as uncollectible the $158,000 remaining on the agreement.

Directors' Loans made to the Company - During October 2002, CEO Colette Cozean and CFO Stuart Michelson each loaned the Company $20,000 which was used to fund a portion of the closing costs on the Company's current debt refinancing. UCC forms were filed to secure these loans with the Company's intangible assets as well as other unpaid fees due these Directors.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

In June 2002, Parks, Tschopp, Whitcomb and Orr, P.A resigned (who performed the auditing for the Company in 1999, 2000 and 2001) and we engaged as our new principal accountant Moore Stephens Lovelace, P.A. to audit our financial statements effective December 31, 2002. There were no disagreements with our former accountant on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure. The decision to change accountants was recommended and approved by our Board of Directors.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

The table below sets forth the names of our executive officers and directors and information concerning them:



      Name                           Age              Position
      ----                           ---              --------

 Timothy J. Shea                      45       President,
                                               Chief Operating Officer

 Ming-yi Hwang, Ph.D.                 46       Director, R&D

 Richard Reffner                      56       Vice President - Plantation
                                               Laser Center

 Colette Cozean, Ph.D. 4,7            45       Chairwoman, CEO, Director

 Joseph Allen 4,5                     58       Vice-Chairman, Director

 Lee Chow, Ph.D. 2,6                  51       Director

 Robert J. Freiberg, Ph.D. 3,6        64       Director

 Stuart E. Michelson, Ph.D. 4,6       50       CFO, Director

 Louis P. Valente, C.P.A. 3,5         71       Director

 J.S. Yuan, Ph.D. 3,7                 45       Director

 Michael Galluccio 2,5                56       Director

2.Audit Committee  3. Compensation Committee  4. Special Committee 5. Staggered
Term Ends 2005  6. Staggered Term Ends 2003   7. Staggered Term Ends 2004

Currently, all directors of the Company are elected on an annual basis for staggered three-year terms.

Executive Officers and Employee Directors

Timothy J. Shea. Mr. Shea serves as President since June 2002 and Senior Vice President and Chief Operating Officer (COO) since January 2000. Prior to joining us, he served as a member of the Board of Directors and President of the Medical and Research & Development Divisions for Laser Analytics, Inc. in 1999. From 1995 to 1998, he served as Corporate Director of Business Development for Schwartz Electro-Optics, Inc. (SEO). Prior to 1997, Mr. Shea was the Senior Director of the Solid State Laser Division at SEO and was responsible for product design and development, all FDA submissions, implementation of Good Manufacturing Practices, all division operations, sales and marketing activities, clinical support and authored the first Standard Operating Procedure manual. Mr. Shea has traveled worldwide teaching and lecturing on the use of lasers in medicine, laser physics, and conducting research. He has also published 15 papers. Mr. Shea has approximately 20 years experience in medical devices, primarily in the medical laser field.

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

Richard Reffner. Mr. Reffner joined the Company as the Clinic Director of the Plantation Vision Center and as the Vice President of the Laser Centers, and was appointed as a Director in September 1998. He is responsible for the day-to-day operation of the Plantation Center, FL. Clinic. His duties include laser room operation and maintenance, to oversee of clinical operations, management of staff, develop and implementation of surgical training programs for physicians. Prior to joining the Company, from April to September 1998, he served as Clinic director of LCA-Vision, Plantation, Florida from 1997 to 1998, as Assistant Administrator at Tampa Eye Clinic, and from 1985 to 1997, as Director of Technical Service at Hawaiian Eye Center.

Former officer/director

J. T. Lin, Ph.D. Dr. Lin is the founder of the Company and served as Chairman of the Board, President and Chief Executive Officer from 1998 through July 2001, when he resigned from the positions of president and chairman due to personal reasons. In March 2002, Dr. Lin also resigned as a Director for personal reasons. From 1994 through 1999, Dr. Lin was the founder, president, CEO and chairman of Photon Data, Inc, (PDI), which was acquired by SurgiLight, Inc. in March 1999. Dr. Lin was placed on administrative leave of absence in April 2002 and subsequently terminated by the Company effective July 31, 2002.

On September 3, 1998, Dr. J.T. Lin, the former CEO and President of the Company consented to the entry of a final judgment of permanent injunction against him and agreed to disgorge approximately $58,016 representing allegedly wrongful gains from sales of unregistered stock in LaserSight, Inc., together with prejudgment interest, and to pay to the Securities and Exchange Commission a civil penalty of $100,000. The final judgment enjoins Dr. Lin from future violations of Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933, and
Section 10(b), 13(a), 13(b)(2)(B), 13(b)(5), 13(d), and 19(a) of the Securities
Exchange Act of 1934, and Rules 10b-15, 12b-20, 13a-1, 13a-13, 13b2-1, 13b2-2,
13d-2, and 16a-3 promulgated thereunder.

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

The Company has signed an agreement with TAO Enterprises, an entity owned by Dr. Lin, to sell to TAO all of the assets and business of the Company's international laser surgery centers and corresponding Excimer laser technologies. This sale includes the assumption by TAO of the obligations under the FDA consent decree, as those obligations relate solely to Excimer and UV laser technologies for corneal shaping and not the Company's current technology focus on Infrared lasers to treat Presbyopia.

On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder and former employee, has agreed to indemnify the Company against any liabilities resulting from these actions. Our potential liability results from a portion of the funds amounting to $1.2 million allegedly obtained from this scheme flowing into the Company's bank accounts. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessing yet to be disclosed damages. The SEC has not notified us of any further action taken against the Company and there is no assurance that we will prevail in any of our defenses against any claims or liabilities brought against the Company. Our potential liability results from a portion of the funds amounting up to $1.5 million (including interest) allegedly obtained from this scheme flowing into the Company's bank accounts. After consultation with legal counsel, we have not recorded an accrual in the accompanying financial statements due to our assessment that any potential liability remains only reasonably possible.

Non-Employee Directors

Colette Cozean, Ph.D. Dr. Cozean was appointed as a Director and Chairwoman of the Board in July 2001 and appointed to the position of CEO in June 2002. Dr. Cozean is currently the General Manager of EnOVision, an ophthalmic incubator company, a position she has held since 1999. She also serves as a managing director of three private laser companies and as a business and regulatory consultant involved in structuring small, entrepreneurial companies with proprietary and unique technologies. She was a founder of Premier Laser Systems, Inc. and served in many capacities for that company, including Chairwoman of the Board of Directors, CEO, President, Chief Technical Officer and Director of Research from its founding (1991-1999). Premier filed for bankruptcy under Chapter 11 of the federal bankruptcy code three months following the termination of her relationship with the company in 1999. Prior to this, Dr. Cozean held various research and management positions for divisions of Pfizer, Baxter Healthcare Corporation and American Hospital Supply Company. Dr. Cozean holds numerous patents, has published many articles and book chapters, is an internationally acclaimed speaker, has received more than 100 regulatory approvals and has served as a member of the National Institutes of Health grant review committee. She has served on many boards, both private and public, including non-profit organizations, Orange County Business Register, Irvine Valley College and medical and laser related companies. She has won many awards including Orange County Entrepreneur of the Year, Westergaard Medical Publishing's Executive of the Year, Westmont College's Alumni of the Year and 1997 Popular Science Best of What's New Science and Technology for developing the first laser to cut teeth without pain. She holds a Ph.D. in biomedical engineering and an M.S. in electrical engineering from Ohio State University, a B.S. in biomedical engineering from the University of Southern California and a B.A. in physical sciences from Westmont College, as well as having taken many post-graduate courses in medical school and business school.

Stuart E. Michelson, Ph.D. Dr. Michelson was appointed as a Director in July 2001 and appointed to the CFO position in June 2002. Dr. Michelson currently is the Roland and Sarah George Professor of Finance at Stetson University (2001 to the present). He was on the faculty of University of Central Florida (UCF) from 1997-2001, and was on the faculty of Eastern Illinois University from 1991 to 1997. He obtained his Ph.D. in Finance from the University of Kansas in 1991 and an M.B.A. from the University of Missouri in 1978. He is the Vice President Membership, Academy of Financial Services from 1999 to 2002. He is the Vice President of Program, Academy of Business Education. He has been a member of the Editorial Board of Journal of Current Research in Global Business, Journal of Business and Economic Perspectives, and Journal of Business Education and the Reviewer for Financial Practice and Education, Financial Services Review, The Quarterly Review of Economics and Finance, Managerial and Decision Economics, Journal of Financial Counseling & Planning, and Journal of Financial Education and Reviewer for International Board of Standards and Practices for Certified Financial Planners. He was also on the Charleston Recreation Foundation Board Committee from 1996 to 1997, Charleston School Board Technology Steering Committee from 1995 to 1997, and Chair of the Technology Advisory Committee at UCF from 1997 to the present. He has served as a Consulting Engineer for Burns & McDonnell and Design Engineer for Bendix Corporation (Allied Signal). Dr. Michelson had published over 20 Journal research articles.

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

J. S. Yuan, Ph.D. Dr. Yuan was appointed as a Director in October 1999. Dr. Yuan has been on the faculty of the University of Central Florida since 1990. He obtained his Ph.D. in Electrical Engineering from the University of Florida in 1988. He has been consulting with many high-tech companies including National Semiconductor Corp., Healthydyne Tech, Grasby Infrared, Harris Semiconductors and NEC. Dr. Yuan was awarded as Graduate Teaching and Distinguished Researcher by UCF and listed in Who's Who in American Education, Who's Who in Science and Engineering. Dr. Yuan has published more than 180 papers in semiconductor device and modeling, digital and analog IC design.


Michael Galluccio. Mr. Galluccio was appointed as a Director in October, 2002. He has thirty years in various management capacities and with a strong background in accounting practice and financial stewardship, Galluccio is now a Rhode Island-based corporate strategic consultant both at domestic and international levels. For the past four years, he was Executive Vice President of Morton Grove, IL-based John Crane, Inc., an $800 million multi-national mechanical seal manufacturer. Prior executive experience included a number of senior management posts, including directorships at U.S. and overseas divisions, at EG&G Sealol, Inc. headquartered in Wellesley, MA. He holds undergraduate and MBA degrees from Suffolk University, Boston.

There are no family relationships among our directors or officers. Except as discussed above, none of the officers or directors has filed for bankruptcy or been convicted of crimes.

Item 10. Executive Compensation
-------------------------------

The following table sets forth a summary of cash and non-cash compensation awarded or paid to, or earned by, executive officers with respect to services rendered in such capacity during 2001 and 2002. No other officers earned in excess of $100,000 during 2001 or 2002.


     Name and Principal Position         Year       Salary        Bonus
     ---------------------------         ----       ------        -----
     J.T. Lin, former President and      2001       $150,000       None
     Chief Executive Officer

     Timothy J. Shea, President and      2002       $116,666       None
     Chief Operating Officer

(1) led to 2.5% of net revenues from sales of presbyopia products covered by current patents and patents applications he has assigned to the Company. No royalties were earned or paid in 2001. Dr. Lin received no stock options in 2001 or 2002.

Director Compensation

We reimburse our directors for their reasonable expenses associated with attending meetings of the Board of Directors and a fixed cash compensation of $1,000 or $500 for each meeting or committee meeting attended by the director in person or telephonically, respectively. In addition, the Company has adopted a stock option plan that provides for the grants of incentive stock options under the Internal Revenue Code as well as options that don't qualify as incentive options. At each annual meeting of the Board commencing in July 2001, each director will be granted a stock option under the plan to purchase 50,000 shares of common stock, with 20,000 option shares vesting immediately upon grant, and the remaining 30,000 option shares vesting in increments of 10,000 shares each on the first, second and third anniversaries of the date of grant. The option exercise price will be equal to the fair market price at the time options are granted. The Board or a Stock Option Committee appointed by the Board will approve all options. In July 2000, each of the Directors was granted an option for 4,000 shares at an exercise price of $5.75 per share. In April 2001, each director was granted an option for 6,000 shares at and exercise price of $1.50 per share. In June 2002, upon assuming her duties as CEO, Dr. Cozean received 400,000 options, one half of which vested at that date. In June 2002, upon assuming his duties as CFO, Dr. Michelson received 200,000 options, one half of which vested at that date. In June 2002, upon assuming his duties as President, Timothy Shea received 450,000 options, one half of which vested at that date. In addition, Dr. Cozean is compensated for her services as CEO and regulatory consultant to us at a monthly rate of $13,500 plus 3,500 options at a 10% discount off of fair market value. Dr. Michelson is compensated for his services as CFO at a monthly rate of $1,500.

Employment Agreements and Bonus Compensation

Effective May 31, 2001, we entered into an agreement with Dr. Lin for his services as the President and Chief Executive Officer and Chairman of the Board. On July 23, 2001, Dr. Lin resigned as President and Chief Executive Officer and accepted a position as Director of Business and New Technology Development. On March 14, 2002, we signed a three-year employment agreement with Dr. Lin under which he will continue as Director of Business and New Technology, responsible for R&D, as well as expanding the international distributor network. Dr. Lin was subsequently terminated from that position on July 31, 2002. Dr. Lin shall be entitled to a Royalty of 2.5% of the net revenues for the life of the patents.

The compensation committee has reviewed the compensation and performance of the officers of the Company as compared to industry standards, and revised the compensation packages as appropriate for the year ending December 31,2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following table sets forth information known to the company with respect to beneficial ownership of our common stock as of December 31, 2002. The table lists: (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each director, (iii) each executive officer, and (iv) all of our directors and executive officer(s) as a group. Except as noted, each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned by such person.

  Name and Address of Beneficial Owner   Vested Shares  Total Shares  Percentage
  ------------------------------------   -------------  ------------  ----------

  GEM Global Yield Fund, Ltd. (1)                --             --       --
  Hunkins Waterfront Plaza
  P.O. Box 556, Main Street
  Nevis, West Indies

  Voting Trust Committee of SurgiLight(2)  10,570,000     10,570,000    36.9%
  12001 Science Drive, Suite 140
  Orlando, Florida 32826

  Joseph Allen (6)                             50,000        100,000       *
  12001 Science Drive, Suite 140
  Orlando, Florida 32826

  Colette Cozean, Ph.D.(3,6)                  411,000        661,000       *
  12001 Science Drive, Suite 140
  Orlando, Florida 32826

  Lee Chow (6)                                 60,000        110,000       *
  12001 Science Drive, Suite 140
  Orlando, Florida 32826

  Robert J. Freiberg, Ph.D.(6)                 50,000        100,000       *
  12001 Science Drive, Suite 140
  Orlando, Florida 32826

  Ming-yi Hwang                                16,000         16,000       *
  12001 Science Drive, Suite 140
  Orlando, Florida 32826

  J.T. Lin                                  5,064,000       5,064,000   17.7%
  4532 Carriage Trail (4)
  Oviedo, Florida 32765

  Stuart E. Michelson, Ph.D. (6)(7)           155,000         305,000     *
  12001 Science Drive, Suite 140
  Orlando, Florida 32826

  Timothy J. Shea (5)                         196,000         496,000     *
  12001 Science Drive, Suite 140
  Orlando, Florida 32826

  Louis P. (Dan) Valente (6)                   50,000         100,000     *
  12001 Science Drive, Suite 140
  Orlando, Florida 32826

  J.S. Yuan, Ph.D. (6)                         76,000         126,000     *
  12001 Science Drive, Suite 140
  Orlando, Florida 32826

  Michael Galluccio (6)                        20,000          50,000     *
  12001 Science Drive, Suite 140
  Orlando, Florida 32826

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

(3) Includes options to purchase 24,000 shares at exercise prices between $1.227 and $2.262 per share with expiration dates from February 28, 2004 through September 30, 2004. SurgiLight has executed a consulting agreement with Dr. Cozean that provides for an option to purchase 3,500 common shares each month with a 10% discount from each respective months ending closing price. Dr. Cozean also received during June 2002, 400,000 options for her service as CEO, 200,000 of which vested immediately.

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

(6) Includes options to purchase 50,000 shares of common stock, with 20,000 option shares vesting immediately upon grant, and the remaining 30,000 options vesting in increments of 10,000 shares each on the first, second and third anniversaries of the date of grant.

(7) Dr. Michelson also received during June 2002, 200,000 options for his service as CFO, 100,000 of which vested immediately.

Item 12. Certain Relations and Related Transactions
---------------------------------------------------

Premier Laser Systems - The Company's balance as of December 31, 2002, to Premier Laser Systems, Inc. is $1,175,000 payable in $175,000 cash and $1 million remaining from the $1.7 million purchase of Premier's ophthalmic laser product line in December 2001. Colette Cozean, Ph.D. a Director and Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999. Premier currently owes Dr. Cozean approximately $120,000 for severance, life insurance, expenses and salary. Premier also owes Dr. Cozean up to $167,375 as a commission from sale of Premier assets of which $81,125 is from the second acquisition of assets by SurgiLight.

In November 2000, the Company entered into a consulting agreement with Dr. Cozean. Currently, the Company agreed to pay her as CEO and a regulatory consultant at a rate of $13,500 per month and issue her options each month for 3,500 shares at a 10% discount off of fair market value in exchange for her services.

Sale of Excimer Laser Systems - In February 2002, the Company signed an agreement with TAO Enterprises, an entity owned by Dr. J. T. Lin, who was also an employee and director of the Company, to sell to TAO all of the assets and business of the Company's international laser surgery centers and corresponding Excimer laser technologies. This sale included the assumption by TAO of the obligations under the FDA consent decree, as those obligations relate solely to Excimer and UV laser technologies for corneal shaping and not the Company's current technology focus on Infrared lasers to treat Presbyopia. ). TAO agreed to pay $332,000 for the assets, with an additional $50,000 to be based on clinical fees. At December 31, 2002, the Company has written off as uncollectible the $158,000 remaining on the agreement.

Directors' Loans made to the Company - During October 2002, CEO Colette Cozean and CFO Stuart Michelson each loaned the Company $20,000 which was used to fund a portion of the closing costs on the Company's current debt refinancing. UCC forms were filed to secure these loans as well as other unpaid fees due these Directors.

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

 3.1 (1)            Articles of Incorporation

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

 10.1 (3)           Purchase and Sale Agreement by and between SurgiLight, Inc.
                    and Premier Laser Systems, Inc., dated October 17, 2000.

 10.2 (3) Consulting Agreement between SurgiLight, Inc. and Colette Cozean, dated November 1, 2000.

 10.3 (4)           Letter of Intent, dated March 14, 2002.

 10.6 Contract Manufacturing Agreement by and between SurgiLight, Inc. and A & A Medical, Inc., dated as of January 3, 2001.

 10.7               Agreement with GEM Global Yield Fund Limited, dated as of
                    April 11, 2003

 10.8 (1)           J.T. Lin's letter of resignation, dated March 13, 2002.

 10.9 Loan Agreement dated as of January 30, 2002 between the Company and Stuart Michelson, Ph.D.

 10.10 Loan Agreement dated as of January 30, 2002 between the Company and Colette Cozean, Ph.D.

 10.11 Manufacturing and Marketing License and Royalty Agreement between RA Medical Systems, Inc., and the Company.

 99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to exhibits of SurgiLight's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission(the "SEC") on September 16, 1998.

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

       Dated: May 9, 2003                   SurgiLight, Inc.
                                            a Florida corporation


                                            By:  /s/  Timothy J. Shea
                                               ----------------------------
                                                      Timothy J. Shea
                                                      President and COO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Signature and Title


    By:  /s/  Colette Cozean                      Date: May 9, 2003
       --------------------------------
              Colette Cozean
              Chief Executive Officer

    By:  /s/  Stuart Michelson                    Date: May 9, 2003
       --------------------------------
              Stuart Michelson
              Chief Financial Officer


    By:  /s/  Lee Chow                            Date: May 9, 2003
       --------------------------------
              Lee Chow, Ph. D.
              Director

    By:  /s/  Michael Galluccio                   Date: May 9, 2003
       --------------------------------
              Michael Galluccio
              Director

    By:  /s/  Joseph Allen                        Date: May 9, 2003
       --------------------------------
              Joseph Allen
              Director

    By:  /s/  Louis P. (Dan) Valente              Date: May 9, 2003
       --------------------------------
              Louis P. (Dan) Valente, C.P.A.
              Director

    By:  /s/  J. S. Yuan                          Date: May 9, 2003
       --------------------------------
              J. S. Yuan, Ph. D. Director

    By:  /s/  Robert J. Freiberg                  Date: May 9, 2003
       --------------------------------
              Robert J. Freiberg, Ph. D.
              Director

                               Index to Exhibits



Exhibit No.         Description
-----------         -----------

 3.1 (1)            Articles of Incorporation

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

 10.1 (3)           Purchase and Sale Agreement by and between SurgiLight, Inc.
                    and Premier Laser Systems, Inc., dated October 17, 2000.

 10.2 (3) Consulting Agreement between SurgiLight, Inc. and Colette Cozean, dated November 1, 2000.

 10.3 (4)           Letter of Intent, dated March 14, 2002.

 10.6               Agreement with GEM Global Yield Fund Limited, dated as of
                    April 11, 2003

 10.7               Convertible Promissory Note, dated April 11, 2003

 10.8 (1)           J.T. Lin's letter of resignation, dated March 13, 2002.

 10.9 Loan Agreement dated as of January 30, 2002 between the Company and Stuart Michelson, Ph.D.

 10.10 Loan Agreement dated as of January 30, 2002 between the Company and Colette Cozean, Ph.D.

 10.11 Manufacturing and Marketing License and Royalty Agreement between RA Medical Systems, Inc., and the Company.

 99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to exhibits of SurgiLight's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission(the "SEC") on September 16, 1998.

(2) Incorporated by reference to Exhibit 4.1 to Form 10-KSB filed with the SEC on February 12, 1999.

(3) Incorporated by reference to exhibits of SurgiLight's Registration Statement on Form SB-2 as filed with the SEC on February 12, 2002.

(4) Incorporated by reference to exhibits of SurgiLight's Form 8-K as filed with the SEC on March 21, 2002.

                                 CERTIFICATIONS
I, Timothy Shea, certify that:

1. I have reviewed this annual report on Form 10-KSB of SurgiLight, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/  Timothy Shea
                                            ----------------------------------
                                                 Timothy Shea
                                                 President and
                                                 Chief Executive Officer
Date: April 14, 2003

I, Mark Murphy, certify that:

1. I have reviewed this annual report on Form 10-KSB of SurgiLight, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/  Mark Murphy
                                            ----------------------------------
                                                 Mark Murphy
                                                 Chief Financial Officer

Date: April 14, 2003