Form 10QSB
period 2003-03-31
SURGILIGHT INC
filed 2003-05-28
CIK 1070289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003



                         Commission file number 0-24897

                                SurgiLight, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Florida                                               35-1990562
 -----------------------------                                -----------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

                2001 Science Drive, Suite 140, Orlando, FL 32826
                     --------------------------------------
                    (Address of principal executive offices)


                                 (407) 482-4555
                            -------------------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

Number of shares outstanding of common equity, as of May 28, 2003 was 47,213,361
                                                                     -----------

                     SURGILIGHT CORPORATION AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 2003

                                      INDEX

PART I - FINANCIAL INFORMATION                                                 3

   Item 1.   Condensed Consolidated Financial Statements                       3
   -------   -------------------------------------------

       Condensed Consolidated Balance Sheets as of March 31, 2003
         (unaudited) and December 31, 2002.                                    3

       Condensed Consolidated Statements of Operations for the three
         months ended March 31, 2003 and 2002 (unaudited).                     4

       Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 2003 and 2002 (unaudited).                     5

       Condensed Consolidated Statement of Shareholder's Equity
         (unaudited).                                                          6

       Notes to Unaudited Condensed Consolidated Financial Statements.         7

   Item 2.   Management's Discussion and Analysis of Financial Condition
   -------   and Results of Operations                                        11


             Risk Factors                                                     14

   Item 3.   Controls and Procedures                                          20
   -------

PART II - OTHER INFORMATION                                                   20
---------------------------


SIGNATURES                                                                    22
----------



Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                                          SURGILIGHT, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS


                                               ASSETS


                                                                         March 31,     December 31,
                                                                           2003            2002
                                                                       ------------    ------------
                                                                       (unaudited)
Current assets:
    Cash                                                               $       --      $       --
    Accounts receivable, less allowances for doubtful accounts
       of $106,051                                                          186,888          26,526
    Inventories                                                             897,453         927,453
    Prepaid data collection fees                                            484,500         434,500
    Other current assets                                                     65,536          32,978
                                                                       ------------    ------------
       Total current assets                                               1,634,377       1,421,457

Property and equipment, net of accumulated depreciation
    Of $109,550 and $102,818                                                 87,701          93,914

Other assets:
    Inventories                                                           4,014,296       4,014,296
    Intangible assets, net of accumulated amortization
       of $261,883 and $232,728                                             326,497         333,152
    Assets of discontinued operations                                       484,102         484,101
                                                                       ------------    ------------

       Total assets                                                    $  6,546,973    $  6,346,920
                                                                       ============    ============

                                LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft                                                     $     10,983    $      3,678
    Accounts payable and accrued expenses                                 1,105,188       1,087,835
    Customer deposits                                                       635,333         735,333
    Short-term debt                                                         717,148         718,546
    Convertible debentures                                                2,327,057       2,365,057
    Liabilities of discontinued operations                                  101,046         115,119
                                                                       ------------    ------------
      Total liabilities, all current                                      4,896,755       5,025,568


Commitments and Contingencies

Stockholders' equity:
    Common stock, $0.0001 par value; 60,000,000 shares authorized;
       39,326,631 and 30,847,005 issued;
       39,280,496 and 30,800,870 outstanding                                  3,933           3,085
    Preferred stock, $0.0001 par value; 5,000,000 shares
       authorized; 47,000 issued and outstanding                                  6               6
    Additional paid in capital                                           10,044,475       9,545,323
    Treasury stock, 46,135 shares (at cost)                                (202,095)       (202,095)
    Accumulated deficit                                                  (8,196,101)     (8,024,967)
                                                                       ------------    ------------
      Total stockholders' equity                                          1,650,218       1,321,352
                                                                       ------------    ------------

      Total liabilities and stockholders' equity                       $  6,546,973    $  6,346,920
                                                                       ============    ============


           See accompanying notes to unaudited condensed consolidated financial statements.

                                                                                                  3



                                  SURGILIGHT, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                      Three Months Ended March 31st
                                                      ----------------------------
                                                          2003            2002
                                                      ------------    ------------
Revenue:
   Sales of equipment                                 $    328,000    $    558,777
   Other                                                     4,286           9,294
                                                      ------------    ------------
   Total Revenue                                           332,286         568,071
Cost of Sales                                               35,297         110,820
                                                      ------------    ------------
   Gross profit                                            296,989         457,251

Operating expenses:
   Salaries and benefits                                   128,637         138,704
   Advertising and selling                                  46,251          35,082
   Administrative and other                                118,150         134,477
   Professional fees                                        80,428         114,434
   Research and development                                 46,999          46,999
   Interest expense                                         12,711           6,956
   Depreciation                                              6,732          43,138
   Amortization                                             29,155          26,325
                                                      ------------    ------------
   Total operating expenses                                469,063         546,115
                                                      ------------    ------------
Income (loss) from operations                             (172,074)        (88,864)

Other income/expenses:
   Gain on sale of equipment                                  --           212,455
                                                      ------------    ------------
Income (loss) before income taxes                         (172,074)        123,591
Provision for income tax                                      --              --
                                                      ------------    ------------
Income (loss) from continuing operations                  (172,074)        123,591

Discontinued operations:
   Income from operations of AMLSI                            --            70,984
   Income (loss) from operations of Plantation                 940          (9,898)
                                                      ------------    ------------
   Net income from discontinued operations                     940          61,086
                                                      ------------    ------------
   Net Income (loss)                                  $   (171,134)   $    184,677
                                                      ============    ============

   Basic and diluted earnings (loss) per share:
    Income (loss) from continuing operations                (0.005)          0.004
    Income from discontinued operations                       --             0.002
                                                      ------------    ------------

    Net Income (loss)                                       (0.005)          0.006
                                                      ============    ============

   Weighted average shares used in calculating
    net income (loss) per share - Basic and diluted     37,396,135      28,622,040


  See accompanying notes to unaudited condensed consolidated financial statements.

                                                                                 4

                                SURGILIGHT, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                              Three Months
                                                            Ended March 31st
                                                         ----------------------
                                                           2003         2002
                                                         ---------    ---------

Cash flows from operating activities:
  Net income (loss)                                      $(171,134)   $ 184,677
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation                                           6,732       92,852
      Amortization                                          29,155       26,325
      Gain on disposal of equipment                           --       (212,455)
  Increase (decrease) in assets and liabilities, net
    of business acquisitions and dispositions
      Receivables                                         (160,362)    (359,382)
      Inventories                                           30,000      100,727
      Other current assets                                 (82,558)    (126,479)
      Intangible assets                                    (22,500)        --
      Accounts payable                                      17,353     (276,376)
      Customer deposits                                   (100,000)     237,000
      Discontinued operations                              (14,074)        --
                                                         ---------    ---------

      Net cash used in operating activities               (467,388)    (333,111)
                                                         ---------    ---------

Cash flows from investing activities:
  Purchases of equipment                                      (519)      (2,126)
  Proceeds from sale of assets                                --        332,000
                                                         ---------    ---------

      Net cash provided by (used in)
         investing activities                                 (519)     329,874
                                                         ---------    ---------

Cash flows from financing activities:
  Bank overdraft                                             7,305         --
  Repayment of debt                                         (1,398)     (37,928)
  Proceeds from issuance of common stock                   500,000         --
  Repayment of debentures                                  (38,000)        --
                                                         ---------    ---------

      Net cash provided by (used in)
        financing activities                               467,907      (37,928)
                                                         ---------    ---------
Net decrease in cash                                          --        (41,165)
Cash, beginning of period                                $    --      $ 438,072
                                                         ---------    ---------
Cash, end of period                                           --        396,907
                                                         =========    =========

Cash paid during the period for interest                 $   3,560    $  20,374
                                                         =========    =========

See accompanying notes to unaudited condensed consolidated financial statements.



                                   SURGILIGHT, INC.
         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                       For the Three Months Ended March 31, 2003



                                      Common Stock               Preferred Stock
                                   Shares        Amount        Shares        Amount
                                -----------   -----------   -----------   -----------
Balances at December 31, 2002    30,847,005   $     3,085        47,000   $         6

Private Placement issuance        1,736,110           174          --            --

Conversion of deposit               754,148            75          --            --

Stock issued related to
Premier Laser System purchase     5,347,594           535          --            --

Replacement shares issued           641,774            64          --            --

Net loss                               --            --            --            --
                                -----------   -----------   -----------   -----------

Balances at March 31, 2003       39,326,631   $     3,933        47,000   $         6
                                ===========   ===========   ===========   ===========


   See accompanying notes to unaudited condensed consolidated financial statements.

                                                                                    6



                                     SURGILIGHT, INC.
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                         For the Three Months Ended March 31, 2003
                                        (Continued)



                                Additional                                     Total
                                  Paid-In       Treasury      Accumulated   Stockholders'
                                  Capital         Stock         Deficit        Equity
                                -----------    -----------    -----------    -----------
Balances at December 31, 2002   $ 9,545,323    $  (202,095)   $(8,024,967)   $ 1,321,352

Private Placement issuance          499,826           --             --          500,000

Conversion of deposit                   (75)          --             --             --

Stock issued related to
Premier Laser System purchase          (535)          --             --             --

Replacement shares issued               (64)          --             --             --

Net loss                               --             --         (171,134)       171,134
                                -----------    -----------    -----------    -----------

Balances at March 31, 2003      $10,044,475    $  (202,095)   $(8,196,101)   $ 1,650,218)
                                ===========    ===========    ===========    ===========


     See accompanying notes to unaudited condensed consolidated financial statements.

                                                                               6 (Con't)

                        SURGILIGHT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
----------------------------------------------------

1.   Business and Basis of Presentation

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

The manager and former owner of AMLSI is alleging a breach of contract for the Company's alleged failure to provide up to $1 million of working capital. This dispute could effect the Company's ability to control AMLSI if found to have merit as the manager claims, as a result of the dispute, that he owns 55% of AMLSI. The Company, based on advice of legal counsel, believes that AMLSI is a wholly owned subsidiary and, accordingly had consolidated the accounts of AMLSI in its financial statements prior to December 31, 2002, at which time the AMLSI accounts were written down to management's estimated net realizable value.

The accompanying unaudited condensed consolidated financial statements of SurgiLight, Inc., and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X and the instructions of Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America. Management believes the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2002 and 2001, including the notes thereto, and the other information included in the Company's filing on Form 10-KSB, which was filed with the Securities and Exchange Commission, SEC, on May 19, 2003. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this filing. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

Acquisitions and Dispositions

In 1999 we acquired all of the outstanding shares of AMLSI (formerly known as Advanced Marketing Technology, Inc.), a Florida corporation, by issuing shares of our common stock, which were to be delivered, based on selected performance criteria. Mr. Paul Miano, the president of AMLSI, was appointed as Vice President of Cosmetic Laser Centers and a Member of our Board of Directors. In April 1999, only 20% of these shares were delivered to the shareholders of AMLSI and the remaining 80% were escrowed by the Company to be held in escrow until AMLSI met its performance criteria.

Mr. Miano has filed litigation against us alleging a breach of contract for our alleged failure to provide up to $1 million of working capital (see note 4 - Legal Proceedings). This dispute could affect our ability to control AMLSI if found to have merit as Mr. Miano claims, as a result of the dispute, that he owns 55% of AMLSI. We, based on advice of legal counsel, believe that AMLSI is a wholly owned subsidiary and, accordingly have consolidated the accounts of AMLSI in our financial statements. There can be no guarantee we will prevail on the dispute.

At December 31, 2002 Mr. Miano ceased any business operations of AMLSI and transferred the existing assets to a newly formed entity without our consent or knowledge. To the best of our knowledge, the remaining asset of AMLSI at that date is as follows: Cash - escrowed account, $264,477. We are not aware of any liabilities for which we are responsible. We have classified AMLSI as a Discontinued Operation in the accompanying condensed consolidated financial statements at March 31, 2003 because effective October 1, 2002, we entered into a formal plan to dispose of this entity. We do not have free access to all of the records of AMLSI and therefore the figures presented are derived from available data that was provided by AMLSI. We are currently in litigation with Miano to resolve our dispute and we intend to pursue legal actions against Mr. Miano.

The Board of Directors has determined that we should focus on presbyopia as our core business product; therefore in March 2002 we signed a binding letter of intent to sell the remote international laser center's assets and liabilities in China, Vietnam and Egypt. The purchaser, Orlando-based Tao Enterprises, agreed to pay $332,000 for the assets, with up to an additional $50,000 to be based on clinic revenues. The Company's founder, former CEO and significant shareholder J.T. Lin serves as beneficial owner of Tao Enterprises. At this date, Tao Enterprises has defaulted on the installment payments due February 15, 2003 and May 15, 2003 for $83,000 and $75,000, respectively. In the financial statements dated December 31, 2002 we have written off the entire $158,000 remaining balance as uncollectible and have referred the delinquency to an outside agency for collection.

Reclassifications - Certain items included in the 2002 financial statements have been reclassified to conform to the 2003 presentation.


2.   Commitments and Contingencies


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



3.   Segment Information

The following presents the Company's segment information for the three-month periods ended March 31, 2003 and 2002:

     ------------------------------------------------------------------------------------------------------------
                                              SurgiLight at      Centers at       SurgiLight at      Centers at
                                             --------------     -----------      --------------      ----------
                                             March 31, 2003    March 31, 2003    March 31, 2002    March 31, 2002
                                             --------------    --------------    --------------    --------------
     ------------------------------------------------------------------------------------------------------------
     Revenues                                     $ 332,286          $ 89,400         $ 568,071          $385,578
     Cost of goods sold                              35,297            41,146           110,820            69,105
     Salaries and benefits                          128,637            18,872           138,704            98,638
     Advertising and selling                         46,251               836            35,082               562
     Administrative and other                       118,150            24,046           134,477            65,813
     Professional fees                               80,428                 -           114,434            27,242
     Research and development                        46,999                 -            46,999              -
     Depreciation & amortization                     35,887                 -            69,463            49,714
     Net interest (income) expense                   12,711             3,560             6,956            13,418
     Other (Income) or Loss                            -                 -             (212,455)             -
     ------------------------------------------------------------------------------------------------------------
     Net Income (Loss)                          $ (172,074)          $    940         $ 123,591          $ 61,086
                                                -----------          --------         ---------          --------
     ------------------------------------------------------------------------------------------------------------

4.   Legal Proceedings

Paul Miano - Advanced Medical Laser Services, Inc. ("AMLSI") and Paul Miano
("Miano") filed a lawsuit against us on September 26, 2001, in Broward County, later moved to Orange County, alleging breach of contract for our alleged failure to finance up to $1,000,000 of working capital. Our counsel and we believe that this lawsuit is without merit and immaterial, and we are vigorously defending against this claim. Also, we intend to file all available legal claims and charges against Miano resulting from his actions to cease AMLSI operations and transfer the Company's assets to another organization on December 31, 2002 without our prior knowledge and consent.

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

                                                                               9



5.   Stockholders' Equity

The following highlight the changes in stockholders' equity during the third quarter:


Private Placement - On January 24, 2003, the Company consummated a previously announced private placement agreement with a group of four accredited investors, including ophthalmic-knowledgeable doctors. The offering was for $500,000 and included the sale of 1,736,110 of the Company's common shares. Under the agreement, investors purchased for approximately $.29 each a unit consisting of one share of the Company's restricted common stock and a warrant with an exercise price of $.42 per share.

Premier Laser Systems - On January 21, 2003, the Company issued 5,347,594 shares of common stock as partial payment for the December 26, 2001 Premier Laser
Systems purchase discussed in Note 6.

Other - On January 21, 2003, the Company issued 754,148 shares of common stock to a former distributor as a refund of his deposit amount previously held by the Company.

On January 21, 2003, the Company issued 641,774 shares of common stock to two individuals as a replacement of shares (plus interest) previously provided to the Company to assist with the Company's purchase of Premier Laser Systems.

At March 31, 2003, the Company has two stock option plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion
No. 25, Accounting for Stock Issued to Employees, and related interpretations.
No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

--------------------------------------------------------------------------------------
                                                     March 31, 2003    March 31, 2002
--------------------------------------------------------------------------------------
Net income (loss), as reported                            $(171,134)         $ 184,677


Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects.                        (697,349)            (3,045)
                                                          ---------          ---------

Net income (loss), pro forma                              $(868,483)         $ 181,632


Income (loss) per share:
  Basic and Diluted - as reported                         $  (0.005)         $   0.006
  Basic and Diluted - pro forma                           $  (0.023)         $   0.006
--------------------------------------------------------------------------------------

6.   Related Party Transactions

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

Sale of Excimer Laser Systems - In February 2002, the Company signed an agreement with TAO Enterprises, an entity owned by Dr. J. T. Lin, who is a significant shareholder and who was also an employee and director of the

                                                                              10

Company, to sell to TAO all of the assets and business of the Company's international laser surgery centers and corresponding Excimer laser technologies. This sale included the assumption by TAO of the obligations under the FDA consent decree, as those obligations relate solely to Excimer and UV laser technologies for corneal shaping and not the Company's current technology focus on Infrared lasers to treat Presbyopia. TAO agreed to pay $332,000 for the assets, with an additional $50,000 to be based on clinical fees. At December 31, 2002, the Company has written off as uncollectible the $158,000 remaining on the agreement.

Directors' Loans made to the Company - During October 2002, CEO Colette Cozean and CFO Stuart Michelson each loaned the Company $20,000 which was used to fund a portion of the closing costs on the Company's current debt refinancing. During April 2003, CFO Michelson loaned an additional $6,000 to the Company which was used to fund operating expenses. UCC forms were filed to secure these loans with the Company's intangible assets as well as other unpaid fees due these Directors.

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


7.   Subsequent Events

GEM Convertible Debenture - During January 2003, Global Emerging Markets ("GEM") had notified the Company of its intent to convert all of the debenture's remaining balance to stock effective January 2003. Subsequently GEM and the Company agreed for GEM to convert the remaining $2 million debenture to common stock at a price of $0.093. GEM will initially convert shares equal to nineteen and nine-tenths percent (19.9%) of the total issued and outstanding shares of the Company's common stock on April 11, 2003 (the "Effective Date"). GEM will only be authorized to vote 19.9% of the Company's authorized and outstanding shares except under certain conditions and will be awarded one seat on the Company's Board of Directors. GEM will also set aside 2.1 million shares, which represents 10% of the total conversion shares, to be used for a management and employee stock option plan.

FDA - During April 2002 and 2003, the Company was involved in FDA audits and received "Form 483" notices restricting its rights to ship products to certain countries throughout the world.


       Item 2. Management's Discussion and Analysis or Plan of Operation.
       ------------------------------------------------------------------

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

                              Quarterly Highlights:

On January 6, 2003 the Company announced results from the first two clinical trials previously cleared by the FDA under an Investigational Device Exemption to test reversal of presbyopia using the OptiVision system. After one to two weeks, all of the 10 patients treated in total at two U.S. sites demonstrated the ability to read the daily newspapers without the aid of glasses, while six of the ten showed successful accommodation - optimal overall eyesight at varying distances (increased accommodation at one to three diopters). The trials were conducted at the Weill Cornell Medical Center at New York Presbyterian Hospital and at the Las Vegas clinic of Dr. Jon Siems.

On January 24, 2003 the Company announced that it has consummated a previously announced private placement agreement with a group of four accredited investors, including ophthalmic-knowledgeable doctors, and that a total of $500,000 had been received. Under the agreement terms, investors purchased for approximately $0.29 each a unit consisting of one share of SurgiLight restricted common stock and a warrant with an exercise price of $0.42 per share. The stock purchase price was at fair market value, based on the average closing price for the ten days prior to the offering.

On February 25, 2003 the Company announced that an international team of clinicians/researchers had completed a series of LAPR courses and demonstrations to ophthalmologist audiences across Europe of clinical trial data from the use of the OptiVision system. Those trials resulted in more than nine of every ten patients treated discarding their glasses, with minimal regression even after two years post-operatively in studies done overseas and with similar but shorter-term outcomes in recent U.S., Canadian and Mexican trials. A Rome meeting was conducted in association with the 2003 sessions of the European Society of Cataract and Refractive Surgeons, while others took place in Paris, Athens and Munich.

On March 18, 2003 the Company announced that it had granted an exclusive three-year license for its EX-308 Excimer laser technology to Carlsbad, CA-based RA Medical Systems, Inc., a privately held developer, manufacturer and marketer of equipment for the treatment of various medical conditions.

On April 11, 2003 the Company announced that the FDA had cleared an increase in the number of clinical trial patients eligible to be treated for presbyopia with the OptiVision system.


                              Operating Highlights:

Revenues - The Company's net revenues for the quarter ended March 31, 2003 (2003 Quarter) decreased by approximately 42% to $332,286 from $568,071 for the quarter ended March 31, 2002 (2002 Quarter). The 2003 Quarter decrease in revenue is primarily due to decreased sales of the OptiVision Laser which the Company began selling as its primary product in the 4th quarter of 2001. The 2002 Period revenue was comprised of two international and four domestic sales. The domestic sales were made in preparation to begin performing clinical trials in the United States. The 2003 Period sales were made solely to two international customers.

Cost of Revenues - Decreased approximately 68% to $35,297 for the 2003 Quarter as compared to $110,820 for the 2002 Quarter. These decreases are in relation to the lower level of sales for the 2003 Quarter as compared to the 2002 Quarter.

Salaries & Benefits - Expenses decreased approximately 7% to $128,637 for the 2003 Quarter as compared to $138,704 for the 2002 Quarter due to a decrease in both full-time positions and salary levels.

Advertising and Selling - Expenses increased 32% to $46,251 for the 2003 Quarter as compared to $35,082 for the 2002 Quarter. It is anticipated that these expenses will continue to increase as the Company attends additional tradeshows, revises its trade literature to reflect results from the increased clinical activity, and begins to sell additional units for use in worldwide clinical trails.

Administrative and Other - Expenses decreased to $118,150 for the 2003 Quarter as compared to $134,477 for the 2002 Quarter. These expenses decreased due to the elimination of the management costs associated with the International Laser Centers, an overall decrease in freight, office supplies, and insurance premiums. All other administrative accounts, such as rent and utilities, were as expected.

Professional Fees - Expenses decreased 30% to $80,428 for the 2003 Quarter as compared to $114,434 for the 2002 Quarter. The decreases are attributed to the lowered level of incurred legal services, which in turn have been offset due to the monthly increase in consultant expenses for the CEO, CFO, and director of sales positions.

Research and development - Expenses remained constant at $46,999 per quarter as the payroll and consultant expense allocations have remained unchanged over these periods. The regulatory consultant and vice-president of research and development are charged to this category.

Net Interest Expense (Income) - Interest expense increased to $12,711 for the 2003 Quarter as compared to $6,956 for the 2002 Quarter due to interest accrual arising from the loans from shareholders.

Depreciation and Amortization - Expenses decreased 48% to $35,887 for the 2003 Quarter as compared to $69,463 for the 2002 Quarter. The decrease in depreciation resulted primarily from the December 31, 2002 write-off of the Company's computer equipment.

Total Operating Expenses - In summary, expenses decreased 14% to $469,063 for the 2003 Quarter as compared to $546,115 for the 2002 Quarter, which is consistent with the lower level in sales over the comparative quarters. The Company has controlled its administrative and legal expenses while limiting its increased spending in clinical trials and marketing.

Net Income (Loss) from Continuing Operations - The net loss for the 2003 Quarter was $(172,074) or (0.005) cents per share as compared to net income of $123,591 or 0.004 cents per share for the 2002 Quarter. The unfavorable decrease in net income is attributable to the decrease in clinical sales of the OptiVision Laser and from the gain realized on the sale of the Excimer Laser Systems to Tao Enterprises during the 2002 Quarter.



                         Liquidity and Capital Resources

As of March 31, 2003, we had a bank overdraft of $(10,983) and a working capital deficit of $(3,262,378) as compared to a cash overdraft of $(3,678) and a working capital deficit of $(3,604,111) at December 31, 2002. The decrease in our cash can be primarily attributed to the lower level of international sales than was expected and the delay in performing U.S. clinical trials which resulted in our inability to collect progress payments from our customers. It should be noted that the 2003 working capital deficit is primarily comprised of the $2,327,057 convertible debentures obligations, $2 million of which the Company has entered into an agreement to convert at April 11, 2003.

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

During the two last quarters of 2002, we had experienced a normal slowing of sales resulting from the foreign, particularly European, slowdown in business due to lengthy vacations and the overall economic downturn. In addition, due to litigation with AMLSI, we have been unable to utilize the existing escrowed cash assets to fund current operations. The result of these two events has created very tight cash flow for us.

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

Substantial Indebtedness

We have a substantial amount of indebtedness. As of March 31, 2003 the total debt was approximately $3.2 million for SurgiLight (including convertible debentures of $2.4 million, amounts owed on the Premier acquisition of $175,000, line-of-credit of $500,000, $80,000 in loans to shareholders, and $100,000 for equipment leases). The $2 million convertible debenture will be converted to stock during the second quarter 2003. As of December 31, 2002, the $500,000 Merrill Lynch line-of-credit was fully exhausted and future borrowing under that facility was not available for any purpose. Currently, the line-of-credit is in a default status and a payment plan to repay the credit facility is being negotiated. We have received a letter of commitment from a funding source to replace this line-of-credit with a $10 million line-of-credit pending the results of due diligence. However, there is no assurance that we will obtain such debt financing. If such funding is obtained, we plan to use the funds to pay down our indebtedness, allowing our operating income to be used to further the growth of the business.

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

The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage any investor to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

The issuance of further shares upon conversion of the indebtedness represented by the Debentures will dilute our common stock and may lower the price of our common stock. Potential dilution could also originate from stock options offered to members of the Board of Directors, employees, other convertible debentures, or warrants issued to the existing Investors.

Currently, there are approximately 2,383,500 stock options and 2,128,282 warrants outstanding with respect to our common stock. Furthermore, we may issue additional options for up to an additional 1.8 million shares of common stock pursuant to the 2002 Stock Option Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

Our Common Stock Has Experienced In The Past, And Is Expected To Experience In The Future, Significant Price And Volume Volatility, Which Substantially Increases The Risk Of Loss To Persons Owning the Common Stock

Because of the limited trading market for our common stock, and because of the possible price volatility, investors may not be able to sell our shares of common stock when they desire to do so. Through the fifteen months ended March 31, 2003, our stock price ranged from a high of $4.00 to a low of $0.10 per share. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

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

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect internal controls subsequent to the evaluation date, except with respect to the AMLSI operations, as noted in Note #1 to the financial statements. The Company does not have free access to all of the records of AMLSI and therefore the figures presented are derived from available data that was provided by AMLSI.


                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1. Legal Proceedings

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

Item 2. Changes in Securities

As of March 31, 2003, there were 39,326,631 shares of common stock issued and outstanding, held by approximately 1,700 shareholders.

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

Premier Laser Systems - On January 21, 2003, the Company issued 5,347,594 shares of common stock as partial payment for the December 26, 2001 Premier Laser Systems purchase discussed in Note 6.

Other - On January 21, 2003, the Company issued 754,148 shares of common stock to a former distributor as a refund of his deposit amount previously held by the Company.

On January 21, 2003, the Company issued 641,774 shares of common stock to two individuals as a replacement of shares (plus interest) previously provided to the Company to assist with the Company's purchase of Premier Laser Systems.

Currently, there are approximately 2,383,500 stock options and 2,128,282 warrants outstanding with respect to our common stock. Furthermore, we may issue additional options for up to an additional 1.8 million shares of common stock pursuant to the 2002 Stock Option Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

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


None.


Item 5. Other Information

None.

Item 6. Exhibits and Reports on FORM 8-K.


(a)     EXHIBITS

          99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350

          99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350

(b)     REPORTS None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SurgiLight, Inc.
                                            (Registrant)

Date:  May 28, 2003

                                            /s/  Timothy J. Shea
                                            -----------------------------------
                                                 Timothy J. Shea, President

                                            /s/  Mark E. Murphy
                                            -----------------------------------
                                                 Mark E. Murphy, CPA, Controller

/s/  Colette Cozean
---------------------------------------
     Colette Cozean, Ph. D., CEO,
     Chairwoman Board of Directors

/s/  Stuart J. Michelson
---------------------------------------
     Stuart J. Michelson, Ph. D., CFO,
     Member Board of Directors

                                 CERTIFICATIONS


I, Colette Cozean, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of SurgiLight, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/  Colette Cozean
                                            -----------------------------------
                                                 Colette Cozean
                                                 Chief Executive Officer

Date: May 28, 2003

I, Stuart Michelson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SurgiLight, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/  Stuart Michelson
                                            -----------------------------------
                                                 Stuart Michelson
                                                 Chief Financial Officer

Date: May 28, 2003