Form 10QSB
period 2003-06-30
SURGILIGHT INC
filed 2003-10-06
CIK 1070289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003




Commission file number  0-24897

SurgiLight, Inc.
(Exact name of small business issuer as specified in its charter)

Florida
(State or other jurisdiction of incorporation or organization)
35-1990562
(IRS Employer Identification No.)

12001 Science Drive, Suite 140, Orlando, FL 32826
(Address of principal executive offices)

(407) 482-4555
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [x]   No [  ]


Number of shares outstanding of common equity, as of September 30, 2003 was 45,080,712

SURGILIGHT CORPORATION AND SUBSIDIARIES

QUARTER ENDED JUNE 30, 2003

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002.

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002 (unaudited).

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2003 and 2002 (unaudited).

Condensed Consolidated Statement of Shareholder's Equity (unaudited).

Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors.

ITEM 3 - Controls and Procedures.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

ITEM 2 - Changes in Securities

ITEM 3 - Defaults upon Senior Securities

ITEM 4 - Submission of Matters to a Vote of Security Holders

ITEM 5 - Other Information

ITEM 6 - Exhibits and Reports on Form 8-K

Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                                        SURGILIGHT, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS

                            ASSETS
                                                     June 30,    December 31,
                                                       2003          2002
                                                     --------    ------------
                                                    (unaudited)
Current assets:
    Cash                                            $      -        $     -
    Accounts receivable trade, less allowances for
       doubtful accounts of $106,051                  343,388         26,526
    Accounts receivable - other                        48,750             -
    Inventories                                       180,000        927,453
    Prepaid data collection fees                      493,500        434,500
    Other current assets                               53,384         32,978
                                                     ---------     ----------
       Total current assets                         1,119,022      1,421,457

Property and equipment, net of accumulated
depreciation of $115,857 and $102,818                  81,394         93,914

Other assets:
    Long-term inventories                           4,701,749      4,014,296
    Intangible assets, net of accumulated
amortization of $291,037 and $232,728                 297,343        333,152
    Assets of discontinued operations                 264,477        484,101
                                                    ----------     ----------

       Total assets                                $6,463,985     $6,346,920
                                                   ==========     ==========

                    LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft                                 $    3,424     $    3,678
    Accounts payable and accrued expenses           1,416,075      1,087,835
    Customer deposits                                 635,333        735,333
    Short-term debt                                   721,724        718,546
    Convertible debentures                            391,177      2,365,057
    Liabilities of discontinued operations                 -         115,119
                                                    ----------     ----------
      Total liabilities, all current                3,167,733      5,025,568

Debt to be converted into equity                    1,088,154             -

Commitments and Contingencies

Stockholders' equity:
    Common stock, $0.0001 par value; 60,000,000
 shares authorized; 45,126,847 and 30,847,005
 issued; 45,080,712 and 30,800,870 outstanding          4,513          3,085
    Preferred stock, $0.0001 par value; 5,000,000
 shares authorized; 47,000 issued and outstanding           6              6
    Additional paid in capital                     10,955,742      9,545,323
    Treasury stock, 46,135 shares (at cost)          (202,095)      (202,095)
    Accumulated deficit                            (8,550,068)    (8,024,967)
                                                    ----------     ----------
      Total stockholders' equity                    2,208,098      1,321,352
                                                    ----------     ----------

      Total liabilities and stockholders' equity   $6,463,985     $6,346,920
                                                    ==========     ==========
See accompanying notes to unaudited condensed consolidated financial statements.

                               SURGILIGHT, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                             Three Months Ended         Six Months Ended
                            June 30,      June 30,    June 30,      June 30,
                              2003         2002         2003          2002
                            --------      --------    --------      --------
Revenue:
   Sales of equipment      $  237,500   $  492,000   $  565,500   $1,050,778
   Other                       20,285       19,037       24,571       30,430
                           -----------  -----------  -----------  -----------
   Total Revenue              257,785      511,037      590,071    1,081,208
Cost of Sales                  38,595       22,639       72,839      133,419
                           -----------  -----------  -----------  -----------
   Gross profit               219,190      488,398      517,232      947,789

Operating expenses:
   Salaries and benefits      134,116      179,367      258,404      318,069
   Advertising and selling     21,194       93,146       67,445      128,229
   Administrative and other   152,963      127,172      272,413      261,648
   Professional fees           54,692       47,159      135,119      161,593
   Research and development    63,001       48,940      110,002       95,941
   Interest expense            12,746        4,383       25,457       11,338
   Depreciation                 6,307       33,852       13,039       76,990
   Amortization                29,154       26,325       58,309       52,650
                           -----------  -----------  -----------  -----------
   Total operating expenses   474,173      560,344      940,188    1,106,458
                           -----------  -----------  -----------  -----------
Income (loss) from operations(254,983)     (71,946)    (422,956)    (158,669)

Other income/expenses:
   Gain on sale of equipment       -            -            -       212,455
                           -----------   ----------  -----------   ----------
Income (loss) before
    income taxes             (254,983)     (71,946)    (422,956)      53,786
Provision for income tax           -            -            -            -
                           -----------   ----------   ----------   ----------
Income (loss) from
     continuing operations   (254,983)     (71,946)    (422,956)      53,786

Discontinued operations:
   Income from operations
      of AMLSI                     -        63,211           -       134,194
   Income (loss) from operations
   of Plantation (including
   $85,804 loss on disposal) (100,903)       6,107     (102,145)      (5,931)
                           ----------   ----------   ----------   ----------
   Net income from
   discontinued operations   (100,903)      69,318     (102,145)     128,263
                          -----------   ----------   -----------   ----------
   Net Income (loss)       $ (355,886)  $   (2,628)  $ (525,101)  $  182,049
                           ===========  ===========  ===========  ===========
   Basic income (loss) per share:
   Income (loss) from
     continuing operations     (0.006)      (0.002)      (0.012)       0.002
   Income (loss) from
     discontinued operations   (0.003)       0.002       (0.003)       0.004
                               -------      -------      -------       ------
    Net Income (loss)          (0.009)       0.000       (0.015)       0.006
                               =======      =======      =======       ======

   Diluted income (loss) per share:
    Income (loss) from
     continuing operations         -            -            -        0.002
    Income (loss) from
     discontinued operations       -            -            -        0.004
                              -------      -------      -------       ------
    Net Income (loss)              -            -            -        0.006
                              =======      =======      =======      =======
Weighted average shares used
in calculating net income
(loss) per share - Basic   40,253,972   28,834,870  36,405,947   28,620,526
Weighted average shares used
in calculating net income
(loss) per share - Diluted         -            -           -    31,897,213

See accompanying notes to unaudited condensed consolidated financial statements.

                                       SURGILIGHT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                Six Months Ended June 30th
                                              -----------------------------
                                                      2003         2002
                                                    -------     --------
Cash flows from operating activities:
  Net income (loss)                              $  (525,101)   $  182,049
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                    13,039        76,960
      Amortization                                    58,309        52,650
      Gain on sale of equipment                           -       (212,455)
      Issuance of stock in non-cash transactions          -        147,493
 (Increase) decrease in assets and liabilities, net
    of business acquisitions and dispositions
      Receivables                                   (365,612)     (392,479)
      Inventories                                     60,000       172,557
      Other assets and liabilities                   (79,406)     (313,252)
      Accounts payable                               392,297             -
      Customer deposits                             (100,000)            -
      Discontinued operations                        104,505        100,521
                                                 -------------  ------------
      Net cash used in operating activities         (441,969)     (185,956)
                                                 -------------  ------------

Cash flows from investing activities:
  Purchases of equipment                                (519)      (13,440)
  Proceeds from sale of assets                            -        332,000
                                                -------------  ------------
      Net cash provided by (used in)
         investing activities                           (519)      318,560
                                                -------------  ------------

Cash flows from financing activities:
  Bank overdraft                                        (254)           -
  Proceeds from shareholder loans                      6,000            -
  Repayment of debt                                   (2,822)      (98,132)
  Proceeds from private placement                    500,000            -
  Proceeds from debentures                                -         45,655
  Repayment of debentures                            (38,000)           -
  Loan Fees                                          (22,500)           -
  Proceeds from issuance of deferred stock                64            -
                                                 -------------  ------------
      Net cash provided by (used in)
        financing activities                         442,488       (52,477)
                                                 -------------  ------------
Net increase in cash                                      -         80,127
Cash, beginning of period                                 -        438,072
                                                 -------------  ------------
Cash, end of period                              $        -     $  518,199
                                                ============== ============

Supplemental disclosure:
Cash paid during the period for interest         $     3,049    $   20,374
                                                ============== ============
Supplemental Information:
GEM Convertible Debenture - On June 17, 2003, the Company issued 9,802,409 shares that satisfied its convertible debenture issued to GEM (see Note 5).

See accompanying notes to unaudited condensed consolidated financial statements.





                                         SURGILIGHT, INC.
         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                             For the Three Months Ended June 30, 2003

                                                        Additional
	             Common    Common Preferred Preferred  Paid-In
                   Shares    Amount  Shares   Amount     Capital
                 ----------  ------ --------  --------- ----------
Balances at
March 31, 2003   39,326,631  $3,933   47,000        $6  $10,044,475

GEM debenture
conversion        5,800,216     580       -          -      911,267

Net loss                -         -       -          -           -
                 ----------  ------ --------  ---------  ----------

Balances at
June 30, 2003    45,126,847  $4,513   47,000       $6   $10,955,742
                 ==========  ====== ========  ========= ===========



                                            Total
	           Treasury   Accumulated   Stockholders'
                   Stock      Deficit         Equity
                 --------   ------------  ------------
Balances at
March 31, 2003   $(202,095) $(8,194,182)  $1,652,137

GEM debenture
conversion             -            -        911,847

Net loss               -       (355,886)    (355,886)
                 ---------  ------------  ------------

Balances at
June 30, 2003   $(202,095) $(8,550,068)   $2,208,098
                ========== =============  ============

See accompanying notes to unaudited condensed consolidated financial statements.

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

Effective October 1, 2002, the Company entered into a formal plan to dispose of both Plantation and AMLSI, therefore they have been reported as Discontinued Operations in the accompanying financial statements.
The AMLSI operations were discontinued at December 31, 2002 and all of its assets were written off except for the escrowed cash account. On June 12, 2003, the Company entered into an agreement to sell certain of the Plantation assets and cease all business operations; therefore that subsidiary has been treated as disposed as of that date (see Note 3).


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

Acquisitions and Dispositions

In March 1999 we acquired all of the outstanding shares of AMLSI (formerly known as Advanced Marketing Technology, Inc.), a Florida corporation, by issuing shares of our common stock, which were to be delivered, based on selected performance criteria. Mr. Paul Miano, the president of AMLSI, was appointed as Vice President of Cosmetic Laser Centers and a Member of our Board of Directors. In April 1999, only 20% of these shares were delivered to the shareholders of AMLSI and the remaining 80% were escrowed by the Company to be held in escrow until AMLSI met its performance criteria.

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

At December 31, 2002 Mr. Miano ceased any business operations of AMLSI and transferred the existing assets to a newly formed entity without our consent or knowledge. To the best of our knowledge, the remaining asset of AMLSI at that date is as follows: Cash - escrowed account, $264,477. We are not aware of any liabilities for which we are responsible. We have classified AMLSI as a Discontinued Operation in the accompanying condensed consolidated financial statements at June 30, 2003 because effective October 1, 2002, we entered into a formal plan to dispose of this entity. We do not have free access to all of the records of AMLSI and therefore the figures presented are derived from available data that was provided by AMLSI.

On July 2, 2003, Merrill Lynch secured a judgment as a result of the default on the $500,000 line-of-credit. Subsequent to that, the Company has released its rights to Merrill Lynch of the $264,477 of escrowed cash that has been subject of the ongoing dispute between the Company and AMLSI.

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


On June 12, 2003, the Company entered into an agreement to sell certain of the Plantation assets and cease all business operations; therefore that subsidiary has been treated as disposed as of that date (see Note 3).

Reclassifications - In its Form 10-KSB for the year ended December
31, 2002, the Company determined that contingencies related to certain sales contracts precluded current recognition of revenue on those sales.
As a result, the Company recorded an $835,000 adjustment in its financial statements for the year ended December 31, 2002. Of the total $835,000, approximately $585,000 related to the first six months of 2002 and $105,000 related to the three months ended June 30, 2002.

The Company has not restated its 10-QSB's for 2002 and accordingly, those 10-QSB's filed by the Company should not be relied upon. The following schedule presents a reconciliation of the 2002 amounts reported in this Form 10-QSB for the period ended June 30, 2003 to the amounts reported in the previously filed June 30, 2002 Form 10-QSB.

                                  Discontinued  Revenue
                  Consolidated     Operations   Recognition       SurgiLight
                 as originally   as originally  Adjustment        Restated
                 filed for the   filed for the  for the           for the
                  three months    three months  three             three
                     ended           ended      months ended     months ended
                 June 30, 2002   June 30, 2002 June 30, 2002    June 30, 2002

Revenues          $1,068,418     $  452,381     $(105,000)        $ 511,037
Cost of goods
sold                 148,454        125,815            -             22,639
Salaries &
benefits             296,531        100,163            -            196,368
Advert. &
selling               98,090          4,943            -             93,147
Admin & other        191,980         62,870            -            129,110
Professional fees    104,196         27,037            -             77,159
Depr. & amort.       110,984         50,807            -             60,177
Net interest          15,811         11,428            -              4,383
Other (Income)
 Loss                     -              -             -                 -
Net Income (Loss)  $ 102,372      $  69,318     $(105,000)         $ 71,946



                                  Discontinued  Revenue
                  Consolidated     Operations   Recognition       SurgiLight
                 as originally   as originally  Adjustment        Restated
                 filed for the   filed for the  for the           for the
                  three months    three months  three             three
                     ended           ended      months ended     months ended
                 June 30, 2002   June 30, 2002 June 30, 2002    June 30, 2002

Revenues          $2,502,290     $  835,859     $(585,223)       $1,081,208
Cost of goods
sold                 328,379        194,960            -            133,419
Salaries &
benefits             550,872        198,801            -            352,071
Advert. &
selling              133,734          5,505            -            128,229
Admin & other        392,270        128,684            -            263,586
Professional fees    275,872         54,278            -            221,594
Depr. & amort.       230,161        100,521            -            129,640
Net interest          36,185         24,847            -             11,338
Other (Income)
 Loss                212,455             -             -            212,455
Net Income (Loss)  $ 767,272      $ 128,263     $(585,223)         $ 53,786

2.	Commitments and Contingencies

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

SEC Investigation - On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder, former employee and significant shareholder, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months. The SEC has not notified us of any further action taken against the Company and there is no assurance that we will prevail in any of our defenses against any claims or liabilities brought against the Company. Our potential liability results from a portion of the funds amounting up to $1.475 million (including interest) allegedly obtained from this scheme flowing into the Company's bank accounts. After consultation with legal counsel, we have not recorded an accrual in the accompanying financial statements due to our assessment that any potential liability, while possible, is not considered probable.

On May 31, the SEC presented the Company with an Asset Forfeiture Notice requiring the transfer of all known assets of Dr. Lin, including all stock certificates, to the United States Government. Per the existing Voting Trust Agreement, these shares will continue to be voted by the outside directors of SurgiLight.

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

3.	Segment Information

The following presents the Company's segment information for the three-month periods ended June 30, 2003 and 2002:

                 SurgiLight     Centers       SurgiLight     Centers
                 June 30, 2002  June 30, 2002 June 30, 2002  June 30, 2002
Revenues          $  257,785    $   44,700     $(511,037)       $  452,381
Cost of goods
sold                  38,595        22,307        22,639           125,815
Salaries &
  benefits           134,116        11,437       179,367           100,163
Advert. &
  selling             21,194           620        93,146             4,943
Admin & other        152,963        22,386       127,172            62,870
Professional fees     54,692            -         47,159            27,037
Research &
  Development         63,001            -         48,940                -
Depr. & amort.        35,461            -         60,177            50,807
Net interest          12,746         3,049         4,383            11,428
Other (Income)
  Loss                    -         85,804            -                 -
Net Income (Loss)  $ 767,272     $(100,903)    $( 71,946)         $ 69,318

The following presents the Company's segment information for the six-month periods ended June 30, 2003 and 2002:

                 SurgiLight     Centers       SurgiLight     Centers
                 June 30, 2002  June 30, 2002 June 30, 2002  June 30, 2002
Revenues          $  590,070    $  134,100    $1,081,208        $  835,859
Cost of goods
sold                  72,839        64,506       133,419           194,960
Salaries &
  benefits           258,404        31,556       318,069           198,801
Advert. &
  selling             67,445         1,456       128,229             5,505
Admin & other        272,412        46,314       261,648           128,684
Professional fees    135,119            -        161,594            54,278
Research &
  Development        110,002            -         95,940                -
Depr. & amort.        71,348            -        129,640           100,521
Net interest          25,457         6,609        11,338            24,847
Other (Income)
  Loss                    -         85,804      (212,455)               -
Net Income (Loss)  $(422,956)    $(102,145)    $  53,786          $128,263

Plantation Laser Eye Center - On June 12, 2003, the Company entered into an agreement to sell certain of the Plantation assets for a total consideration of $133,820 that was comprised of the assumption of two equipment leases of $59,293 and $9,527 and a cash payment of $65,000. The related assets had a net book value of $219,624 at that date. Accordingly, the Plantation subsidiary has been disposed as of June 12, 2003 and the resulting loss on disposal of $85,804 has been included in the discontinued operations activity in this report.

4.	Legal Proceedings

Paul Miano - Advanced Medical Laser Services, Inc. ("AMLSI") and Paul Miano ("Miano") filed a lawsuit against us on September 26, 2001, in Broward County, later moved to Orange County, alleging breach of contract for our alleged failure to finance up to $1,000,000 of working capital.

On July 2, 2003, Merrill Lynch secured a judgment as a result of the default on the $500,000 line-of-credit. Subsequent to that, the Company has released its rights to Merrill Lynch of the $264,477 of escrowed cash that has been subject of the ongoing dispute between the Company and AMLSI.

SEC Investigation - On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder, former employee and significant shareholder, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months. The SEC has not notified us of any further action taken against the Company and there is no assurance that we will prevail in any of our defenses against any claims or liabilities brought against the Company. Our potential liability results from a portion of the funds amounting up to $1.475 million (including interest) allegedly obtained from this scheme flowing into the Company's bank accounts. After consultation with legal counsel, we have not recorded an accrual in the accompanying financial statements due to our assessment that any potential liability, while possible, is not considered probable.

On May 31, the SEC presented the Company with an Asset Forfeiture Notice requiring the transfer of all known assets of Dr. Lin, including all stock certificates, to the United States Government. Per the existing Voting Trust Agreement, these shares will continue to be voted by the outside directors of SurgiLight.

Merrill Lynch Business Financial Services - On December 4, 2002, Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") filed a lawsuit in the Circuit Court for the Ninth Judicial Circuit in and for Orange County, Florida, naming us, the Company, as debtor, AMLSI and J.T. Lin as guarantors, and other parties, in connection with a $500,000 Line of Credit and Loan and Security Agreement issued by Merrill Lynch to the Company, which is collateralized by all the Company's assets. Merrill Lynch has alleged that we are in breach of the Loan and Security Agreement and has requested the repayment of the principal balance under the Line of Credit along with certain other remedies, including foreclosure of certain collateral and appointment of a receiver over such collateral.

On July 2, 2003, Merrill Lynch secured a judgment as a result of the default on the $500,000 line-of-credit. Subsequent to that, the Company has released its rights to Merrill Lynch of the $264,477 of escrowed cash that has been subject of the ongoing dispute between the Company and AMLSI. During September 2003, Merrill Lynch also received $20,750 from the final proceeds of the Plantation asset sale. Currently, the liability due Merrill Lynch is approximately $215,000 plus accrued interest. The Company has negotiated a payment plan for the remaining balance.

5.	Stockholders' Equity

The following highlight the changes in stockholders' equity during the second quarter:

GEM Convertible Debenture - During January 2003, Global Emerging Markets ("GEM") had notified the Company of its intent to convert all of the debenture's remaining balance to stock effective January 2003. Subsequently GEM and the Company agreed for GEM to convert the remaining $2 million debenture to common stock at a price of $0.093.

On June 17, 2003, the Company issued to GEM 5,800,216 shares that when combined with the transfer of the previously escrowed 4,002,132 shares that collateralized the original debenture, GEM was issued possession of 9,802,348 of the 21,500,000 shares resulting from the conversion. The remaining shares of 11,697,652 are to be issued upon authorization to increase the Company's total authorized common stock to 100 million from 60 million shares.

Stock Options - At June 30, 2003, the Company has two stock option plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                              Three Months Ended June 30
                                                    2003             2002
Net income (loss), as reported                  $ (355,886)       $ (2,628)

Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related
tax effects.                                        (1,033)       (360,030)

Net income (loss), pro forma                    $ (356,919)     $ (362,658)

Loss per share:
  Basic and Diluted - as reported                  $(0.009)        $(0.000)
  Basic and Diluted - pro forma                    $(0.009)        $(0.013)

                                                Six Months Ended June 30
                                                    2003             2002
Net income (loss), as reported                  $ (525,101)       $182,049

Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related
tax effects.                                      (698,382)       (363,075)

Net income (loss), pro forma                   $(1,223,483)     $ (181,026)

Loss per share:
  Basic and Diluted - as reported                  $(0.013)        $(0.006)
  Basic and Diluted - pro forma                    $(0.030)        $(0.006)

6.	Related Party Transactions

Premier Laser Systems - The Company's balance as of June 30, 2003 to Premier Laser Systems, Inc. is $175,000 remaining from the purchase of Premier's ophthalmic laser product line in December 2001. Colette Cozean, Ph.D., a Director and Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999. Premier currently owes Dr. Cozean approximately $120,000 for severance, life insurance, expenses and salary. Premier also owes Dr. Cozean up to $157,375 as a commission from sale of Premier assets of which $71,125 is from the second acquisition of assets by SurgiLight.

In November 2000, the Company entered into a consulting agreement with Dr. Cozean. Currently, the Company agreed to pay her as CEO and a regulatory consultant at a rate of $13,500 per month and issue her options each month for 3,500 shares at a 10% discount off of fair market value in exchange for her services.

Sale of Excimer Laser Systems - In February 2002, the Company signed an agreement with TAO Enterprises, an entity owned by Dr. J. T. Lin, who is a significant shareholder and who was also an employee and director of the Company, to sell to TAO all of the assets and business of the Company's international laser surgery centers and corresponding Excimer laser technologies. This sale included the assumption by TAO of the obligations under the FDA consent decree, as those obligations relate solely to Excimer and UV laser technologies for corneal shaping and not the Company's current technology focus on Infrared lasers to treat Presbyopia. TAO agreed to pay $332,000 for the assets, with an additional $50,000 to be based on clinical fees. At December 31, 2002, the Company has written off as uncollectible the $158,000 remaining on the agreement.

Directors' Loans made to the Company - During October 2002, CEO Colette Cozean and CFO Stuart Michelson each loaned the Company $20,000 which was used to fund a portion of the closing costs on the Company's current debt refinancing. In addition, the accounts payable balance owed to Dr. Cozean is covered by this loan agreement. During April 2003, CFO Michelson loaned an additional $6,000 to the Company that was used to fund operating expenses. UCC forms were filed to secure these loans with the Company's intangible assets as well as other unpaid fees due these Directors.

Termination of Asia Vision Distribution Agreement - On May 27, 2003, the Company terminated its international distribution agreement with Asia Vision, whose territory included the significant portion of the Pacific Rim countries. The agreement was terminated for lack of performance. It has recently come to the attention of the Company, contrary to the assertions of Dr. J.T. Lin that he or his family are beneficial owners of Asia Vision.

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

7.	Terminations of Agreements

Termination of Asia Vision Distribution Agreement - On May 27, 2003, the Company terminated its international distribution agreement with Asia Vision, whose territory included the significant portion of the Pacific Rim countries. The agreement was terminated for lack of performance. It has recently come to the attention of the Company, contrary to the assertions of Dr. J.T. Lin that he or his family are beneficial owners of Asia Vision.

Termination of EnVision Distribution Agreement - On March 12, 2003, the Company terminated its international distribution agreement with EnVision, whose territory included the Canadian provinces. The agreement was terminated for lack of performance.

Nonrenewal of Consultant Agreement - On March 20, 2003, the Company failed to renew its consultant and distribution agreement with Ann Marie Hipsley. The agreement expired on that date.

8.	Subsequent Events

Merrill Lynch Business Financial Services - On July 2, 2003, Merrill Lynch secured a judgment as a result of the default on the $500,000 line-of-credit. Subsequent to that, the Company has released its rights to Merrill Lynch of the $264,477 of escrowed cash that has been subject of the ongoing dispute between the Company and AMLSI. During September 2003, Merrill Lynch also received $20,750 from the final proceeds of the Plantation asset sale. Currently, the liability due Merrill Lynch is approximately $215,000 plus accrued interest. The Company has negotiated a payment plan for the remaining balance.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The Management's Discussion and Analysis of the Financial Condition and Results of Operations reviews past performance and, where appropriate, states expectations about future activities in forward-looking statements. Future results may differ from expectations.

Operating Highlights:

Revenues - The revenues from equipment sales for the quarter ended June 30, 2003 (2003 Quarter) decreased by approximately 52% to $237,500 from $492,000 for the quarter ended June 30, 2002 (2002 Quarter) and decreased 46% to $565,500 for the six-month period ending June 30, 2003 as compared to $1,050,778 for the six-month period ending June 30, 2002 (2002 Period). The 2003 Quarter decrease in revenue is primarily due to decreased sales of the OptiVision Laser that the Company began selling as its primary product in the 4th quarter of 2001. The decreased revenues can be attributed to the decreased investment in marketing and sales.

Salaries & Benefits - Expenses decreased 25% to $134,116 for the 2003 Quarter as compared to $179,367 for the 2002 Quarter and 19% to $258,404 for the 2003 Period as compared to $318,069 for the 2002 Period, due to a reduction in both salary levels and full-time positions.

Advertising and Selling - Expenses decreased 77% to $21,194 for the
2003 Quarter as compared to $93,146 for the 2002 Quarter and 47% to $67,445 for the 2003 Period as compared to $128,229 for the 2002 Period. It is anticipated that these expenses will increase as the Company attends additional tradeshows and revises its trade literature to reflect results from the increased clinical activity as sales begin to recover, thus allowing more funding for these expenses.

Administrative and Other - Expenses increased 20% to $152,963 for the 2003 Quarter as compared to $127,172 for the 2002 Quarter and increased 4% to $272,413 for the 2003 Period from $261,648 for the 2002 Period. The increase is primarily attributed to the significant increase in liability insurance premiums were partially offset by a decrease in sales related accounts such as freight and office supplies. All other administrative accounts, such as rents and interest, were as expected.

Professional Fees - Expenses increased 16% to $54,692 for the 2003 Quarter as compared to $47,159 for the 2002 Quarter but decreased 16% to $135,119 for the 2003 Period as compared to $161,593 for the 2002 Period. The increase is attributed to the elimination of the internal allocation of these expenses to the Company's subsidiaries, the increase in consultant expenses for the CEO and CFO positions, and the increased use of external personnel conducting clinical courses.

Research and development - Expenses increased 29% to $63,001 for the 2003 Quarter from $48,940 from the 2002 Quarter and 15% to $110,002 for the 2003 Period as compared to $95,941 for the 2002 Period. The increase is due to the amortization of the clinical deposits as operations have been performed both overseas and in the U.S. The payroll and consultant expense allocations have remained unchanged over these periods.

Interest Expense - Interest expense increased 191% to $12,746 for the 2003 Quarter as compared to $4,383 for the 2002 Quarter and 125% to $25,457 for the 2003 Period from $11,338 for the 2002 Period due to the interest accrual from loans from shareholders and the Merrill Lynch LOC that is now currently exhausted.

Depreciation and Amortization - Expenses decreased 41% to $35,461 for the 2003 Quarter as compared to $60,177 for the 2002 Quarter and 45% to $71,348 for the 2003 Period from $129,640 for the 2002 Period. The decrease in depreciation resulted primarily from the December 31, 2002 write-off of the Company's computer equipment and certain intangible assets.

Total Operating Expenses - In summary, expenses decreased 15% to $474,173 for the 2003 Quarter as compared to $560,344 for the 2002 Quarter and 15% to $940,188 for the 2003 Period from $1,106,458 for the 2002 Period, which is consistent with the lower level in sales over the comparative quarters. The Company has controlled its administrative and legal expenses while limiting its spending in clinical trials and marketing.

Net Income (Loss) from Continuing Operations - The net loss from continuing operations for the 2003 Quarter was $(254,983) or (0.006) cents per share as compared to a net loss of $(71,946) or (0.002) cents per share for the 2002 Quarter. The unfavorable decrease in the net loss over the quarters is attributable to the overall decrease in sales activity reported.

Liquidity and Capital Resources

As of June 30, 2003, we had a bank overdraft of $(3,424) and a working capital deficit of $(2,048,711) as compared to a cash overdraft of $(3,678) and a working capital deficit of $(3,604,111) at December 31, 2002. The continuing overdraft in our cash can be primarily attributed to the lower level of international sales than was expected and the delay in performing U.S. clinical trials which resulted in our inability to collect progress payments from our customers.

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

RISK FACTORS

Lack Of Liquidity

Our ability to meet our working capital needs will be dependent on the ability to sign additional distribution and licensing arrangements, achieve positive cash flow from operations, achieve sustainable profitable operations, and acquire additional capital. While we have produced several quarters of positive cash flow, the cash generated has been used to repay portions of our substantial indebtedness (see Substantial Indebtedness) leaving few funds available to expand our clinical trials or sales and marketing efforts.

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

Substantial Indebtedness

We have a substantial amount of indebtedness. As of June 30, 2003 the total debt was approximately $2.2 million for SurgiLight (including $1.1 million in a note payable to GEM, a convertible debenture of $391,000, amounts owed on the Premier acquisition of $175,000, line-of-credit to Merrill Lynch of $500,000, and $46,000 in loans to shareholders). As of December 31, 2002, the $500,000 Merrill Lynch line-of-credit was fully exhausted and future borrowing under that facility was not available for any purpose. Currently, the line-of-credit is in a default status. On July 2, 2003, Merrill Lynch secured a judgment as a result of the default on the $500,000 line-of-credit. Subsequent to that, the Company has released its rights to Merrill Lynch of the $264,477 of escrowed cash that has been subject of the ongoing dispute between the Company and AMLSI. During September 2003, Merrill Lynch also received $20,750 from the final proceeds of the Plantation asset sale. Currently, the liability due Merrill Lynch is approximately $215,000 plus accrued interest. We have received a letter of commitment from a funding source to replace this line-of-credit with a $10 million line-of-credit pending the results of due diligence. However, there is no assurance that we will obtain such debt financing. If such funding is obtained, we plan to use the funds to pay down our indebtedness, allowing our operating income to be used to further the growth of the business.

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

Our ability to pay principal and interest on the indebtedness and to satisfy the other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control, as well as the availability to obtain additional sources of capital. If we are unable to service the indebtedness, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. There is no assurance that we can affect any of these remedies on satisfactory terms, or at all.

Dilution

The issuance of shares upon conversion of the Debentures will cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

The resale by GEM or Knobbe, Marten, Olsen & Bear, L.L.P, (the "Investors") of the common stock acquired from conversion of the Debentures will increase the number of our publicly traded shares, which could depress the market price of our Company's common stock. However, Knobbe, Marten, Olsen & Bear, L.L.P. is limited as to the amount of shares it may sell to not more than fifteen percent (15%) of our common stock's previous days trading volume. GEM is limited as to the amount of shares it may sell on any single day to not more than the greater of (i) ten percent (10%) of that current trading day's trading volume, or (ii) seven and one half percent (7.5%) of the average trading volume for the prior fifteen (15) trading days. If the Investors choose to purchase our common stock at a time when the stock price is low, our existing common stockholders will experience substantial dilution. The issuance of shares to the Investors may therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of the common stock.

The perceived risk of dilution may cause our stockholders to sell their shares which would contribute to a downward movement in our common stock price. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage any investor to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

The issuance of further shares upon conversion of the indebtedness represented by the Debentures will dilute our common stock and may lower the price of our common stock. Potential dilution could also originate from stock options offered to members of the Board of Directors, employees, other convertible debentures, or warrants issued to the existing Investors.

Currently, there are approximately 2,394,000 stock options and 2,128,282 warrants outstanding with respect to our common stock. Furthermore, we may issue additional options for up to an additional 1.8 million shares of common stock pursuant to the 2002 Stock Option Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

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

SEC Investigation

On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder, former employee and significant shareholder, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months. The SEC has not notified us of any further action taken against the Company and there is no assurance that we will prevail in any of our defenses against any claims or liabilities brought against the Company. Our potential liability results from a portion of the funds amounting up to $1.475 million (including interest) allegedly obtained from this scheme flowing into the Company's bank accounts. After consultation with legal counsel, we have not recorded an accrual in the accompanying financial statements due to our assessment that any potential liability, while possible, is not considered probable.

On May 31, the SEC presented the Company with an Asset Forfeiture Notice requiring the transfer of all known assets of Dr. Lin, including all stock certificates, to the United States Government. Per the existing Voting Trust Agreement, these shares will continue to be voted by the outside directors of SurgiLight.

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

We Do Not Expect To Pay Any Dividends

To date, we have not paid any cash dividends or made any stockholder distributions. The payment of dividends on our common stock is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition, and other relevant factors. For the foreseeable future, however, it is not anticipated that we will pay any dividends. Currently, we plan to retain any earnings we receive for the continued development of our business operations.

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


ITEM 3. Controls and Procedures

The Company's President, Chief Executive Officer, and Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, they concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Paul Miano - Advanced Medical Laser Services, Inc. ("AMLSI") and Paul Miano ("Miano") filed a lawsuit against us on September 26, 2001, in Broward County, later moved to Orange County, alleging breach of contract for our alleged failure to finance up to $1,000,000 of working capital.

On July 2, 2003, Merrill Lynch secured a judgment as a result of the default on the $500,000 line-of-credit. Subsequent to that, the Company has released its rights to Merrill Lynch of the $264,477 of escrowed cash that has been subject of the ongoing dispute between the Company and AMLSI.

SEC Investigation - On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder, former employee and significant shareholder, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months. The SEC has not notified us of any further action taken against the Company and there is no assurance that we will prevail in any of our defenses against any claims or liabilities brought against the Company. Our potential liability results from a portion of the funds amounting up to $1.475 million (including interest) allegedly obtained from this scheme flowing into the Company's bank accounts. After consultation with legal counsel, we have not recorded an accrual in the accompanying financial statements due to our assessment that any potential liability, while possible, is not considered probable.

On May 31, the SEC presented the Company with an Asset Forfeiture Notice requiring the transfer of all known assets of Dr. Lin, including all stock certificates, to the United States Government. Per the existing Voting Trust Agreement, these shares will continue to be voted by the outside directors of SurgiLight.

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

On July 2, 2003, Merrill Lynch secured a judgment as a result of the default on the $500,000 line-of-credit. Subsequent to that, the Company has released its rights to Merrill Lynch of the $264,477 of escrowed cash that has been subject of the ongoing dispute between the Company and AMLSI. During September 2003, Merrill Lynch also received $20,750 from the final proceeds of the Plantation asset sale. Currently, the liability due Merrill Lynch is approximately $215,000 plus accrued interest. The
Company has negotiated a payment plan with Merrill Lynch for the remaining balance.

Item 2. Changes in Securities

As of September 30, 2003, there were 45,080,712 shares of common stock outstanding, held by approximately 1,700 shareholders.

GEM Conversion

On June 17, 2003, the Company issued to GEM 5,800,216 shares that when combined with the transfer of the previously escrowed 4,002,193 shares that secured the original debenture, GEM was issued possession of 9,802,348 of the 21,500,000 shares resulting from the conversion. The remaining shares of 11,697,652 are to be issued upon authorization to increase the Company's total authorized common stock to 100 million from 60 million shares.

Item 3. Defaults Upon Senior Securities

In November 2002, the Company was notified by Merrill Lynch Business Financial Services ("MLBFS") that the Company was considered to be in default on the $500,000 line-of-credit, secured by inventory, that had matured on July 31, 2002.

On July 2, 2003, Merrill Lynch secured a judgment as a result of the default on the $500,000 line-of-credit. Subsequent to that, the Company has released its rights to Merrill Lynch of the $264,477 of escrowed cash that has been subject of the ongoing dispute between the Company and AMLSI. During September 2003, Merrill Lynch also received $20,750 from the final proceeds of the Plantation asset sale. Currently, the liability due Merrill Lynch is approximately $215,000 plus accrued interest. The
Company has negotiated a payment plan for the remaining balance.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits
None.
(b)	Reports
None.



SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant, SurgiLight, Inc., caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 2, 2003


/s/
(Signature)*
Timothy J. Shea, President


_/s/
(Signature)*
Mark E. Murphy, CPA, Controller


_/s/
(Signature)*
Colette Cozean, Ph. D., CEO, Chairwoman Board of Directors


_/s/
(Signature)*
Stuart Michelson, Ph. D., CFO, Member Board of Directors



_/s/
(Signature)*
John Varley, CPA, Member Board of Directors



_/s/
(Signature)*
Lee Chow, PH.D., Member Board of Directors



_/s/
(Signature)*
Sylvia Norton, M.D., Member Board of Directors



_/s/
(Signature)*
Ronald E. Higgins, Member Board of Directors



_/s/
(Signature)*
Robert J. Freiberg, Ph.D., Member Board of Directors



_/s/
(Signature)*
Louis P. (Dan) Valente, CPA, Member Board of Directors


_/s/
(Signature)*
Edward Tobin, Member Board of Directors








Certification of Principal Executive Officer and
Principal Financial Officer Pursuant to
18 U.S.C. 1350


In connection with the Form 10-QSB (the "Report") of SurgiLight, Inc. (the "Company") for the period ending June 30, 2003, I, Colette Cozean, CEO of the Company, certify that:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, except as noted in Item 3 Control and Procedures, the financial condition and results of operations of the Company.


/s/ Colette Cozean, Ph.D.
[Name]

CEO
[Title]

Dated: 	October  2, 2003







Certification of Principal Executive Officer and
Principal Financial Officer Pursuant to
18 U.S.C. 1350


In connection with the Form 10-QSB (the "Report") of SurgiLight, Inc. (the "Company") for the period ending June 30, 2003, I, Stuart Michelson, Ph.D., CFO of the Company, certify that:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, except as noted in Item 3 Control and Procedures, the financial condition and results of operations of the Company.


/s/ Stuart Michelson, Ph.D.
[Name]

CFO
[Title]

Dated: 	October 2, 2003






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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the egistrant as of, and for, the periods presented in this quarterly report;

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


/s/  Colette Cozean
-----------------------------------
Colette Cozean
Chief Executive Officer
Date: October 2, 2003

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


/s/  Stuart Michelson
-----------------------------------
Stuart Michelson
Chief Financial Officer
Date: October 2, 2003