Form 10QSB/A
period 2002-06-30
SURGILIGHT INC
filed 2003-11-14
CIK 1070289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A (Amendment #2)
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of common equity, as of November 10, 2003 was 45,080,712

EXPLANATORY NOTE
This Amendment on Form 10-QSB/A constitutes Amendment No. 2 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2002, which was originally filed with the Securities and Exchange Commission (SEC) on August 14, 2002 and subsequently amended by Amendment No. 1 on December 3, 2002.
In its Form 10-KSB for the year ended December 31, 2002, the Company determined that contingencies related to certain sales contracts precluded current recognition of revenue on those sales. As a result, the Company recorded an $835,223 adjustment in its financial statements for the year ended December 31, 2002. Of the total $835,223, $480,223 related to the first quarter ended March 31, 2002, $105,000 related to the second quarter ended June 30, 2002, and $105,000 related to the third quarter ended September 30, 2002. Additionally, this 10-QSB is also being amended to provide supplementary discontinued operations information as a result of the Board of Director's determination as of October 1, 2002 to divest itself of the Plantation and AMLSI operating segments. The format of this presentation now coincides with the required 2003 presentation. This amendment relates solely to the matters discussed above and does not reflect events occurring after the original filing date of December 31, 2002.
The accompanying unaudited condensed consolidated financial statements of SurgiLight, Inc., and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X and the instructions of Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America. Management believes the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2002 and 2001, including the notes thereto, and the other information included in the Company's filing on Form 10-KSB, which was filed with the Securities and Exchange Commission, SEC, on May 19, 2003. Current year information can be obtained by reviewing the 10-QSB for the quarter ended March 31, 2003 filed with the SEC on May 28, 2003 and the 10-QSB for the quarter ended June 30, 2003 filed with the SEC on October 6, 2003.

SURGILIGHT CORPORATION AND SUBSIDIARIES

QUARTER ENDED JUNE 30, 2002

INDEX


PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet as of June 30, 2002.

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001 (unaudited).

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2002 and 2001 (unaudited).

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

ITEM 5 - Other Information

ITEM 6 - Exhibits and Reports on Form 8-K

Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                             SURGILIGHT, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEET
                                     June 30, 2002
                                   ASSETS
                                                                       Unaudited
Current assets:
    Cash and cash equivalents                                          $   40,823
    Cash and cash equivalents - Limited as to use                         477,376
    Accounts receivable trade, less allowances for
       doubtful accounts of $133,000                                      526,169
    Accounts receivable - other                                           274,000
    Inventories                                                         1,831,584
    Notes receivable                                                       80,000
    Other current assets                                                  402,083
                                                                        ---------
       Total current assets                                             3,632,035

Property and equipment, net of accumulated depreciation
    Of $819,604                                                           824,134

Other assets:
    Long-term inventories                                               3,039,296
    Intangible assets, net of accumulated amortization
       of $335,096                                                        651,475
                                                                       ----------

       Total assets                                                    $8,146,940
                                                                       ==========

                    LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                              $  664,187
    Customer deposits                                                     865,333
    Short-term debt                                                       849,595
                                                                       ----------
      Total current liabilities                                         2,379,115

Long-term liabilities:
    Long-term debt                                                        163,980
    Convertible debentures                                              2,432,011
                                                                       ----------
      Total long-term liabilities                                       2,595,991
                                                                       ----------
      Total liabilities                                                 4,975,106

Commitments and Contingencies

Stockholders' equity:
    Common stock, $0.0001 par; 60,000,000 shares authorized;
       29,017,296 issued and 28,971,161 outstanding                         2,902
    Convertible preferred stock, $0.0001 par; 5,000,000 shares
       authorized; 62,000 issued and outstanding                                7
    Additional paid in capital                                          9,272,753
    Treasury stock, 46,135 shares (at cost)                              (202,094)
    Accumulated deficit                                                (5,901,734)
                                                                       ----------
      Total stockholders' equity                                        3,171,834
                                                                       ----------
      Total liabilities and stockholders' equity                       $8,146,940
                                                                       ==========
See accompanying notes to unaudited condensed consolidated financial statements.

                               SURGILIGHT, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                           Three Months Ended         Six Months Ended
                                              June 30,      June 30,    June 30,      June 30,
                                                2002         2001         2002          2001
                                              --------      --------    --------      --------
Revenue:
   Sales of equipment                       $  492,000   $       -    $1,050,778   $   50,000
   Other                                        19,037      515,000       30,430    1,113,000
                                            -----------  -----------  -----------  -----------
   Total Revenue                               511,037      515,000    1,081,208    1,163,000
Cost of Sales                                   22,639      120,000      133,419      240,000
                                            -----------  -----------  -----------  -----------
   Gross profit                                488,398      395,000      947,789      923,000

Operating expenses:
   Salaries and benefits                       179,367      244,709      318,069      419,823
   Advertising and selling                      93,146       31,820      128,229       53,079
   Administrative and other                    127,172       56,226      261,648      239,114
   Professional fees                            47,159      190,509      161,593      351,408
   Research and development                     48,940           -        95,941           -
   Interest expense                              4,383        7,000       11,338       (8,000)
   Depreciation                                 33,852       97,066       76,990      192,236
   Amortization                                 26,325       44,670       52,650       89,340
                                            -----------  -----------  -----------  -----------
   Total operating expenses                    560,344      672,000    1,106,458    1,337,000
                                            -----------  -----------  -----------  -----------
Income (loss) from operations                  (71,946)    (277,000)    (158,669)    (414,000)

Other income/expenses:
   Gain on sale of equipment                        -            -       212,455           -
                                            -----------   ----------  -----------   ----------
Income (loss) before
    income taxes                               (71,946)    (277,000)      53,786     (414,000)
Provision for income tax                            -            -            -            -
                                             -----------   ----------   ----------   ----------
Income (loss) from
     continuing operations                     (71,946)    (277,000)      53,786     (414,000)
Discontinued operations:
   Income from operations
      of AMLSI                                  63,211           -       134,194           -
   Income (loss) from operations
   of Plantation                                 6,107           -        (5,931)          -
                                            -----------   ----------   ----------   ----------
   Net income from
   discontinued operations                      69,318           -       128,263           -
                                            -----------   ----------   -----------   ----------
   Net Income (loss)                        $   (2,628)  $ (277,000)  $  182,049   $ (414,000)
                                            ===========  ===========  ===========  ===========
   Basic income (loss) per share:
    Income (loss) from continuing operations     (0.00)       (0.01)        0.00        (0.01)
    Income (loss) from discontinued operations    0.00           -          0.00           -
                                                -------      -------      -------       -------
    Net Income (loss)                             0.00        (0.01)        0.00        (0.01)
                                                =======      =======      =======       =======
   Diluted income (loss) per share:
    Income (loss) from continuing operations         -            -         0.00           -
    Income (loss) from discontinued operations       -            -         0.00           -
                                                -------      -------      -------      -------
    Net Income (loss)                                -            -         0.00           -
                                                =======      =======      =======      =======
  Weighted average shares used in calculating
  net income (loss) per share - Basic         28,834,870   21,647,000  28,620,526   21,655,000

Weighted average shares used in calculating
  net income (loss) per share - Diluted               -            -   31,897,213           -

See accompanying notes to unaudited condensed consolidated financial statements.

                                       SURGILIGHT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                               Six Months Ended June 30th
                                                              -----------------------------
                                                           2002         2001
                                                         -------     --------

Cash flows from operating activities:
  Net income (loss)                                             $ 182,049     $(414,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                 76,990       144,000
      Amortization                                                 52,650        11,000
      Gain on sale of equipment                                  (212,455)           -
      Issuance of stock in non-cash transactions                  252,463            -
 (Increase) decrease in assets and liabilities, net
    of business acquisitions and dispositions
      Receivables                                                (497,479)      159,000
      Inventories                                                 172,557      (103,000)
      Other assets and liabilities                               (313,252)      464,000
      Discontinued operations                                     100,521             -
                                                             -------------  ------------
      Net cash provided by (used in)
         operating activities                                    (185,956)      261,000
                                                             -------------  ------------

Cash flows from investing activities:
  Purchases of equipment                                          (13,440)      (74,000)
  Proceeds from sale of assets                                    332,000            -
  Payments to acquire patent                                           -        (60,000)
                                                             -------------  ------------
      Net cash provided by (used in)
         investing activities                                     318,560      (134,000)
                                                             -------------  ------------

Cash flows from financing activities:
  Proceeds from long-term debt                                        -         195,000
  Repayment of short-term debt                                    (98,132)   (1,700,000)
  Capital contributions                                                -         42,000
  Proceeds from debentures                                         45,655            -
  Purchase of treasury stock                                           -         (5,000)
                                                             -------------  ------------
      Net cash used in
        financing activities                                      (52,477)   (1,468,000)
                                                             -------------  ------------
Net increase (decrease) in cash                                    80,127    (1,341,000)
Cash and cash equivalents and cash and cash equivalents,
     limited as to use, beginning of period                       438,072     1,773,000
                                                             -------------  ------------
Cash and cash equivalents and cash and cash equivalents,
     limited as to use, end of period                           $ 518,199    $  432,000
                                                             ============== ============

Supplemental disclosure:
Cash paid during the period for interest                        $  36,295    $    9,000
                                                             ============== ============

See accompanying notes to unaudited condensed consolidated financial statements.



                                         SURGILIGHT, INC.
              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                             For the Six Months Ended June 30, 2002


<s>                            <s>           <s>       <s>     <s>   <s>ditional
                                    Common Stock     Preferred Stock   Paid-In
                                  Shares     Amount   Shares Amount    Capital
                               --------------------  ---------------  ----------
Balances at December 31, 2001,
   as previously reported      27,883,713    $2,789    62,000   $7   $ 9,020,403

Prior Period Adjustment
   (see note 4)                        -         -         -     -            -
                               ----------  --------    ------  ----   ----------
Balances at December 31, 2001,
   as restated                 27,883,713    $2,789    62,000   $7   $ 9,020,403

Issuance of stock in
   non-cash transactions        1,133,583       113        -     -       252,350

Net Income (Loss)                      -         -         -     -            -
                               ----------  --------    ------  ----   ----------

Balances at June 30, 2002      29,017,296   $ 2,902    62,000   $7  $ 9,272,753
                               ==========  ========   =======   ==  ===========


See accompanying notes to unaudited condensed consolidated financial statements.



                                         SURGILIGHT, INC.
              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                             For the Six Months Ended June 30, 2002


<s>                                                <c>        <c>         <c> Total
                                                    Treasury Accumulated  Stockholders'
                                                     Stock     Deficit       Equity
                                                    -------- -----------  ------------
Balances at December 31, 2001,
   as previously reported                         $(202,094) $(5,108,783)  $3,712,322

Prior Period Adjustment
   (see note 4)                                          -      (975,000)    (975,000)
                                                  ---------  ------------  -----------
Balances at December 31, 2001,
   as restated                                    $(202,094) $(6,083,783)  $2,737,322

Issuance of stock in
   non-cash transactions                                -             -       252,463

Net Income (Loss)                                       -        182,049      182,049
                                                 ---------   ------------   ----------

Balances at June 30, 2002                         $(202,094) $(5,901,734)  $3,171,834
                                                 ==========  ============  ==========


See accompanying notes to unaudited condensed consolidated financial statements.











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

Amending the June 30, 2002 10Q - In its Form 10-KSB for the year ended December 31, 2002, the Company determined that contingencies related to certain sales contracts precluded current recognition of revenue on those sales. As a result, the Company recorded an $835,000 adjustment in its financial statements for the year ended December 31, 2002. Of the total $835,000, $105,000 related to the three-months ended June 30, 2002 and $585,000 related to the six-months ended June 30, 2002. The Company is amending this 10Q for those periods to restate its financial statements for the revised revenue amounts.

Additionally, this 10Q is also being amended to provide supplementary discontinued operations information as a result of the Board of Director's determination as of October 1, 2002 to divest itself of the Plantation and AMLSI operating segments. The format of this presentation now coincides with the required 2003 presentation so as not to provide misleading information.

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
The Company operates two separate and distinct segments which differ in the nature of the products and services offered and the type of customer for those products and services. SurgiLight sells ophthalmic lasers in the reverse presbyopia industry while its subsidiaries, Plantation and AMSLI, operate centers for use by other professionals to perform refractive (non-presbyopia) and cosmetic surgeries, respectively. The operating results for those segments for the three- and six-months ended June 30, 2002 is as follows:

SurgiLight
Three-months
ended
June 30, 2002
Centers
Three-months
ended
June 30, 2002
SurgiLight
Six-months
ended
June 30, 2002
Centers
Six-months
ended
June 30, 2002
Revenues
$   511,037
$   396,381
$  1,081,208
$  781,669
Cost of goods sold
 22,639
 69,814
133,419
138,920
Salaries and benefits
179,367
100,163
318,069
198,551
Advertising and selling
 93,146
4,943
128,229
5,505
Administrative and other
127,172
62,871
261,648
130,784
Professional fees
47,159
27,037
161,593
54,278
Research and development
 48,940
-
 95,941
-
Depreciation & amortization
60,177
50,807
129,640
100,521
Interest expense
4,383
11,428
11,338
24,847
Other (Income) or Loss
                 -
 -
(212,455)
                -
Net Income (Loss)
$ ( 71,946)
$ 69,318
$   53,786
$   128,263

4.	Prior Period Adjustment
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

Revenues - The Company's operating revenues for the quarter ended June 30, 2002 (2002 Quarter) decreased by 1% to $511,037 from $515,000 for the quarter ended June 30, 2001 (2001 Quarter) and operating revenues for the six-month period ended June 30, 2002 (2002 Period) also decreased 7% to $1,081,208 from $1,163,000 from the six-month period ended June 30, 2001 (2001 Period). The decrease in revenue is primarily due to the initial sales of the OptiVision Laser which the Company began selling as its' primary product in the 4th quarter of 2001 as the Company transitioned from its prior main revenue source of earning management fees from its laser centers.

Advertising and Selling - Expenses increased 193% to $93,146 for the 2002 Quarter as compared to $31,820 for the 2001 Quarter. For the 2002 Period, expenses also increased 142% to $128,229 from $53,079 from the prior year. It is anticipated that these expenses will continue to increase as the Company attends additional tradeshows, revises its' literature to reflect results from the increased clinical activity, and begins to sell additional units for use in clinical trails.

Professional Fees - Expenses decreased 75% to $47,159 for the 2002 Quarter as compared to $190,509 for the 2001 Quarter. For the 2002 Period, professional expenses also decreased 54% to $161,593 from $351,408 from the prior year. The decreases are attributed to the settlements of the patent and other litigation, which in turn have been offset due to the ongoing SEC investigation expenses. The Company also allocated $30,000 of professional fees to research and development during the 2002 Quarter.

Salaries & Benefits - Expenses decreased to $179,367 for the 2002 Quarter as compared to $244,709 for the 2001 Quarter. For the 2002 Period, salaries and benefits also increased 24% to $318,069 from $419,823 from the prior year. The decrease was due to an overall decrease in staffing levels and an allocation of payroll expenses to research and development.

Depreciation and Amortization - Expenses decreased 57% to $60,177 for the 2002 Quarter as compared to $141,736 for the 2001 Quarter. For the 2002 Period, depreciation and amortization also decreased 54% to $129,640 from $281,576 from the prior year. The decrease in depreciation resulted primarily from the sale of the equipment associated with the Company's International Laser Centers. The decrease in amortization resulted from the adoption of SFAS No. 142 requiring companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001.

Administrative and Other - Expenses increased to $127,172 for the 2002 Quarter as compared to $56,226 for the 2001 Quarter. For the 2002 Period, administrative and other expenses increased to $261,648 from $239,114 from the prior year. These expenses increased due to increased travel and entertainment, significant increases for insurance coverage, as well as normal increases in general administration expenses such as rent and utilities.

Total Operating Expenses - In summary, expenses decreased to $560,344 for the 2002 Quarter as compared to $672,000 for the 2001 Quarter. For the 2002 Period, total expenses also decreased to $1,106,458 from $1,337,000 from the prior year for the reasons stated above.

Net Income (Loss) - The consolidated net loss was $(2,628) or .00 cents per share for the 2002 Quarter as compared to a net loss of $(277,000) or (0.01) cents per share during the 2001 Quarter. For the 2002 Period, the net income was $182,049 compared to a net loss of $414,000 in the prior year. The favorable increase in net income can be attributable to the increase in clinical sales of the OptiVision Laser and from the gain realized on the sale of the Excimer Laser Systems to Tao Enterprises.


Liquidity and Capital Resources

As of June 30, 2002, the Company had unrestricted cash and cash equivalents of $40,823 and a working capital surplus of approximately $1.2 million as compared to $438,000 of unrestricted cash and cash equivalents and working capital surplus of approximately $ 460,000 at December 31, 2001. The increase in working capital surplus can be primarily attributed to the increased sales of the OptiVision laser.

Accounts payable and accrued expenses decreased to $664,187 at June 30, 2002 as compared to $1,403,175 at December 31, 2001 primarily as a result of payments to Premier. Included in accounts payable at June 30, 2002 is approximately $150,000 still owed to Premier.

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

Substantial Indebtedness

The Company has a substantial amount of indebtedness. As of June 30, 2002 the total debt was approximately $3.4 million for SurgiLight (including convertible debentures of $2.4 million, amounts owed on the Premier acquisition of $187,500, line-of-credit of $500,000, $102,000 and $165,000 for equipment leases at Plantation and AMSLI). As of June 30, 2002, the $500,000 Merrill Lynch line-of-credit was fully exhausted and future borrowing under that facility were not available for any purpose. Currently, the line-of-credit is in a default status and a payment plan to repay the credit facility is being negotiated. The Company has received a letter of commitment from a funding source to replace this line-of-credit with a $10 million line-of-credit pending the results of due diligence. However, there is no assurance that the Company will obtain such debt financing. If such funding is obtained, the Company plans to use the funds to pay down its indebtedness, allowing its operating income to be used to further the growth of the business.

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

Date:  November 10, 2003

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

_/s/
(Signature)*
Robert J. Freiberg, Member Board of
Directors

_/s/
(Signature)*
Louis P. (Dan) Valente, CPA, Member
Board of Directors

_/s/
(Signature)*
Edward Tobin, Member Board of Directors





Certification of Principal Executive Officer and
Principal Financial Officer Pursuant to
18 U.S.C. 1350


In connection with the Form 10-QSB (the "Report") of SurgiLight, Inc. (the "Company") for the period ending June 30, 2002, I, Colette Cozean, CEO of the Company, certify that:

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

Dated:   November 10, 2003




Certification of Principal Executive Officer and
Principal Financial Officer Pursuant to
18 U.S.C. 1350


In connection with the Form 10-QSB (the "Report") of SurgiLight, Inc. (the "Company") for the period ending June 30, 2002, I, Stuart
Michelson,, CFO	 of the Company, certify that:

(1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, except as noted in Item
3 Control and Procedures, the financial condition and results of operations of the Company.


____Stuart Michelson, Ph.D.__
[Name]

____CFO_	__________
[Title]

Dated: November 10, 2003

15

29