Form 10QSB/A
period 2002-09-30
SURGILIGHT INC
filed 2003-11-14
CIK 1070289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A (Amendment #1)


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002




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


Number of shares outstanding of common equity, as of November 20, 2003 was 45,080,712

EXPLANATORY NOTE
This Amendment on Form 10-QSB/A constitutes Amendment No. 1 to the Quarterly Report on Form 10-QSB for the period ended September 30, 2002, which was previously filed with the Securities and Exchange Commission (SEC) on December 3, 2002 (the Quarterly Report).
In its Form 10-KSB for the year ended December 31, 2002, the Company determined that contingencies related to certain sales contracts precluded current recognition of revenue on those sales. As a result, the Company recorded an $835,223 adjustment in its financial statements for the year ended December 31, 2002. Of the total $835,223, $480,223 related to the first quarter ended March 31, 2002, $105,000 related to the second quarter ended June 30, 2002, and $105,000 related to the third quarter ended September 30, 2002. Additionally, this 10-SBQ is also being amended to provide supplementary discontinued operations information as a result of the Board of Director's determination as of October 1, 2002 to divest itself of the Plantation and AMLSI operating segments. The format of this presentation now coincides with the required 2003 presentation. This amendment relates solely to the matters discussed above and does not reflect events occurring after the original filing date of December 31, 2002.
The accompanying unaudited condensed consolidated financial statements of SurgiLight, Inc., and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X and the instructions of Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America. Management believes the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2002 and 2001, including the notes thereto, and the other information included in the Company's filing on Form 10-KSB, which was filed with the Securities and Exchange Commission, SEC, on May 19, 2003. Current year information can be obtained by reviewing the 10-QSB for the quarter ended March 31, 2003 filed with the SEC on May 28, 2003 and the 10-QSB for the quarter ended June 30, 2003 filed with the SEC on October 6, 2003.

SURGILIGHT CORPORATION AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 30, 2002

INDEX


PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of
September 30, 2002 (unaudited).

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 (unaudited).

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2002 and 2001 (unaudited).

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

ITEM 4 - Submission of Matters to a Vote of Security Holders

ITEM 5 - Other Information

ITEM 6 - Exhibits and Reports on Form 8-K

Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                           SURGILIGHT, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                           September 30, 2002
                                   ASSETS
                                                                       (unaudited)
                                                                       -----------
Current assets:
    Cash                                                               $   28,667
    Cash and cash equivalent - Limited as to use                          469,234
    Accounts receivable trade, less allowances for
       doubtful accounts of $133,000                                      465,173
    Accounts receivable - other                                           241,000
    Inventories                                                           927,453
    Notes receivable                                                       70,000
    Other current assets                                                  417,121
                                                                        ----------
       Total current assets                                             2,618,648

Property and equipment, net of accumulated
    depreciation of $555,287                                              687,166

Other assets:
    Long-term inventories                                               4,014,296
    Intangible assets, net of accumulated
       amortization of $271,165                                           625,150
                                                                       ----------
       Total assets                                                    $7,945,260
                                                                       ==========

                    LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                              $  750,329
    Customer deposits                                                     835,334
    Short-term debt                                                       843,628
                                                                       ----------
      Total current liabilities                                         2,429,291

Long-term liabilities:
    Long-term debt                                                        123,812
    Convertible debentures                                              2,432,011
                                                                       ----------
      Total long-term liabilities                                       2,555,823
                                                                       ----------
      Total liabilities                                                 4,985,114

Commitments and Contingencies

Stockholders' equity:
    Common stock, $0.0001 par value; 60,000,000 shares authorized;
       28,925,996 issued and 28,879,861 outstanding                         2,893
    Convertible Preferred stock, $0.0001 par value;
       62,000 issued and outstanding                                            7
    Additional paid in capital                                          9,256,329
    Treasury stock, 46,135 shares (at cost)                              (202,094)
    Accumulated deficit                                                (6,096,989)
                                                                       ----------
      Total stockholders' equity                                        2,960,146
                                                                       ----------
      Total liabilities and stockholders' equity                       $7,945,260
                                                                       ==========
See accompanying notes to unaudited condensed consolidated financial statements.

                               SURGILIGHT, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                          Three Months Ended         Nine Months Ended
                                              Sept. 30,    Sept. 30,   Sept. 30,     Sept. 30,
                                                2002         2001         2002          2001
                                              --------      --------    --------      --------
Revenue:
   Sales of equipment                       $  125,000   $  110,000   $1,175,778   $   41,160
   Other                                        74,099      691,341      104,529    1,923,181
                                            -----------  -----------  -----------  -----------
   Total Revenue                               199,099      801,341    1,280,307    1,964,341
Cost of Sales                                   30,556      322,583      163,975      562,583
                                            -----------  -----------  -----------  -----------
   Gross profit                                168,543      478,758    1,116,332    1,401,758

Operating expenses:
   Salaries and benefits                       157,725      296,994      475,794      716,817
   Advertising and selling                      41,719       24,728      169,948       77,807
   Administrative and other                     96,794      482,157      358,442      721,270
   Professional fees                            34,514      266,318      196,107      617,726
   Research and development                     47,001           -       142,942           -
   Interest expense                              8,387      109,149       19,725      101,150
   Depreciation                                     -       828,382       76,990    1,020,618
   Amortization                                 26,325       45,315       78,975      134,655
                                            -----------  -----------  -----------  -----------
   Total operating expenses                    412,465    2,053,043    1,518,923    3,390,043
                                            -----------  -----------  -----------  -----------
Income (loss) from operations                 (243,922)  (1,574,285)    (402,591)  (1,988,285)

Other income/expenses:
   Gain on sale of equipment                    16,434           -       228,889           -
                                            -----------   ----------  -----------   ----------
Income (loss) before
    income taxes                              (227,488)  (1,574,285)    (173,702)  (1,988,285)
Provision for income tax                            -            -            -            -
                                            -----------   ----------   ----------   ----------
Income (loss) from
     continuing operations                    (227,488)  (1,574,285)    (173,702)  (1,988,285)

Discontinued operations:
   Income from operations
      of AMLSI                                  66,028           -       200,222           -
   Income (loss) from operations
      of Plantation                            (33,158)          -       (39,089)          -
                                            -----------   ----------   ----------   ----------
   Net income from
   discontinued operations                      32,870           -       161,133           -
                                            -----------   ----------   -----------   ----------
   Net Income (loss)                        $ (194,618) $(1,574,285)  $  (12,569) $(1,988,285)
                                            ===========  ===========  ===========  ===========

   Basic income (loss) per share:
    Income (loss) from continuing operations    (0.008)      (0.069)    (0.006)       (0.090)
    Income (loss) from discontinued operations   0.001        0.000      0.006         0.000
                                                -------      -------    -------       -------
    Net Income (loss)                           (0.007)      (0.069)     0.000        (0.090)
                                                =======      =======    =======       =======

  Weighted average shares used in calculating
  net income (loss) per share - Basic         28,985,539   22,672,940  28,741,962   21,994,313


See accompanying notes to unaudited condensed consolidated financial statements.

                                       SURGILIGHT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                               Nine Months Ended Sept. 30th
                                                              -----------------------------
                                                           2002         2001
                                                         -------     --------

Cash flows from operating activities:
  Net income (loss)                                           $   (12,569)  $(1,988,285)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                228,531     1,155,273
      Amortization                                                 78,795            -
      Gain on sale of equipment                                  (228,889)           -
      Net issuance of stock in non-cash transactions              236,029        19,984
      Provision for doubtful accounts                                  -        (48,268)
 (Increase) decrease in assets and liabilities:
      Receivables                                                (473,481)      236,037
      Inventories                                                 101,686      (273,309)
      Other assets and liabilities                               (136,356)   (1,423,932)
                                                             -------------  ------------
      Net cash used in operating activities                      (206,254)   (2,322,500)
                                                             -------------  ------------

Cash flows from investing activities:
  Notes receivable                                                     -         95,235
  Purchases of equipment                                          (13,440)      (54,601)
  Proceeds from sale of assets                                    332,000            -
  Payments for patents                                                 -        (22,000)
                                                             -------------  ------------
      Net cash provided by
         investing activities                                     318,560        18,634
                                                             -------------  ------------

Cash flows from financing activities:
  Purchase of treasury stock                                           -         (5,287)
  Repayment of debt                                               (98,132)           -
  Proceeds from long-term debt                                         -        700,493
  Proceeds from debentures                                         45,655            -
  Proceeds from sale of stock                                          -        105,970
                                                             -------------  ------------
      Net cash provided by (used in)
        financing activities                                      (52,477)      801,176
                                                             -------------  ------------
Net increase in cash                                               59,829    (1,502,690)
Cash and cash equivalents and cash and cash equivalents,
  limited as to use, beginning of period                          438,072     1,773,701
                                                             -------------  ------------
Cash and cash equivalents and cash and cash equivalents,
  limited as to use, end of period                            $   497,901  $    271,011
                                                             ============== ============

Supplemental disclosure:
Cash paid during the period for interest                      $    54,493    $    9,000
                                                             ============== ============

See accompanying notes to unaudited condensed consolidated financial statements.




                          SURGILIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
           For the Three Months Ended September 30, 2002

                                                                      Additional
                                    Common Stock     Preferred Stock   Paid-In
                                  Shares     Amount   Shares Amount    Capital
                               --------------------  ---------------  ----------
Balances at June 30, 2002      29,017,296    $2,902    62,000   $7   $ 9,272,753

EMX return of stock               (91,300)       (9)       -     -       (16,424)

Net loss                               -         -         -     -            -
                               ----------  --------    ------  ----   ----------

Balances at Sept. 30, 2002     28,925,996   $ 2,893    62,000   $7  $ 9,256,329
                               ==========  ========   =======   ==  ===========

See accompanying notes to unaudited condensed consolidated financial statements.



                         SURGILIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
           For the Three Months Ended September 30, 2002

                                                          Total
                                   Treasury Accumulated  Stockholders'
                                    Stock     Deficit       Equity
                                   -------- -----------  ------------
Balances at June 30, 2002         $(202,094) $(5,901,734) $3,171,834

EMX return of stock                      -          (637)    (17,070)

Net loss                                 -      (194,618)   (194,618)
                                  ---------  ------------ -----------

Balances at Sept. 30, 2002       $(202,094) $(6,096,989)  $2,960,146
                                 ========== ============= ==========

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

Amending the September 30, 2002 10Q - In its Form 10-KSB for the year ended December 31, 2002, the Company determined that contingencies related to certain sales contracts precluded current recognition of revenue on those sales. As a result, the Company recorded an $835,223 adjustment in its financial statements for the year ended December 31, 2002. Of the total $835,223, $105,000 related to the three months ended September 30, 2002 and $690,223 related to the nine months ended September 30, 2002. The Company is amending this 10Q for those periods to restate its financial statements for the revised revenue amounts.

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

SurgiLight
Three-months
ended
Sept. 30, 2002
Centers
Three-months
ended
Sept. 30, 2002
SurgiLight
Nine-months
ended
Sept. 30, 2002
Centers
Nine-months
ended
Sept. 30, 2002
Revenues
$   199,099
$   294,739
$  1,280,307
$1,074,631
Cost of goods sold
 30,556
 46,212
163,975
185,172
Salaries and benefits
157,725
 95,644
475,794
294,445
Advertising and selling
 41,719
  627
169,948
6,132
Administrative and other
 96,794
58,625
358,442
187,342
Professional fees
34,514
    -
196,107
54,278
Research and development
 47,001
-
142,942
-
Depreciation & amortization
26,325
50,840
155,965
151,361
Interest expense
8,387
 9,921
19,725
34,768
Gain on sale of assets
         16,434
 -
(228,889)
                -
Net Income (Loss)
$ (227,488)
$ 32,870
$ (173,702)
$   161,133

4.	Prior Period Adjustment
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

Operating Highlights:

Revenues - The Company's operating revenues from equipment sales for the quarter ended September 30, 2002 (2002 Quarter) increased 14% to $125,000 from $110,000 for the quarter ended September 30, 2001 (2001 Quarter) and for the nine-month period ended September 30, 2002 (2002 Period) increased to $1,175,778 from $41,160 from the nine-month period ended September 30, 2001 (2001 Period). The 2002 Quarter and Period increase in revenue is primarily due to increased sales of the OptiVision Laser which the Company began selling as its primary product in the 4th quarter of 2001.

Cost of Revenues - Decreased approximately 91% to $30,556 for the 2002 Quarter as compared to $322,583 for the 2001 Quarter and decreased 71% to $163,975 from $562,583 for the 2002 Period as compared to the 2001 Period. These decreases reflect the transition of the Company in selling lasers systems with a significantly higher margin. Adding to the overall decrease in the cost of sales, the costs associated with the Plantation Laser Center decreased 24% and 31% respectively for the 2002 Quarter and Period as compared to the prior year, which is consistent with the decreased laser center revenues.

Advertising and Selling - Expenses increased 69% to $41,719 for the 2002 Quarter as compared to $24,728 for the 2001 Quarter. For the 2002 Period, expenses also increased 118% to $169,948 from $77,807 from the prior year. It is anticipated that these expenses will continue to increase as the Company attends additional tradeshows, revises its trade literature to reflect results from the increased clinical activity, and begins to sell additional units for use in worldwide clinical trails.

Professional Fees - Expenses decreased 87% to $34,514 for the 2002 Quarter as compared to $266,318 for the 2001 Quarter. For the 2002 Period, professional expenses also decreased 68% to $196,107 from $617,726 from the prior year. The decreases are attributed to the settlements of the patent and other litigation, which in turn have been offset due to ongoing expenses as the SEC investigates the Company's founder and former employee (see Legal Proceedings). The Company has also been actively strengthening its patent portfolio.

Salaries & Benefits - Expenses decreased to $157,725 for the 2002 Quarter as compared to $296,994 for the 2001 Quarter. For the 2002 Period, salaries and benefits increased 34% to $475,794 from $716,817 from the prior year.

Depreciation and Amortization - Expenses decreased 142% to $26,325 for the 2002 Quarter as compared to $873,697 for the 2001 Quarter. For the 2002 Period, depreciation and amortization also decreased 86% to $155,965 from $1,155,273 from the prior year. The decrease in depreciation resulted primarily from the sale of the equipment associated with the Company's International Laser Centers. The decrease in amortization resulted from the adoption of SFAS No. 142 requiring companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001.

Administrative and Other - Expenses decreased to $96,794 for the 2002 Quarter as compared to $482,157 for the 2001 Quarter. For the 2002 Period, administrative and other expenses also decreased 50% to $358,442 from $721,270 from the prior year. These expenses decreased due to lower maintenance and management costs associated with the International Laser Centers, and Advanced Medical Laser Services administrative costs. All other administrative accounts, such as rent and utilities, were as expected.

Total Operating Expenses - In summary, expenses decreased 80% to $412,465 for the 2002 Period as compared to $2,053,043 for the 2001 Period, despite the increase in sales revenue. The Company has controlled its administrative and legal expenses while increasing its spending in clinical trials, marketing and sales.

Net Interest Expense (Income) - Interest expense decreased to $8,387 for the 2002 Quarter as compared to $109,149 for the 2001 Quarter. For the 2002 Period, net interest expense also decreased to $19,725 from $101,150 from the prior year.

Net Income (Loss) - The operating net loss decreased to $(227,488) or (0.01) cents per share for the 2002 Quarter as compared to a net loss of $1,574,285 or (0.07) cents per share during the 2001 Quarter. For the 2002 Period, the operating net loss decreased to $(173,702) from a net loss of $1,988,285 from the prior year. The favorable increase in net income is attributable to the increase in clinical sales of the OptiVision Laser and from the gain realized on the sale of the Excimer Laser Systems to Tao Enterprises.


Liquidity and Capital Resources

As of September 30, 2002, the Company had restricted and unrestricted cash and cash equivalents of $497,901 and a working capital surplus of approximately $189,357 as compared to $438,072 of restricted and unrestricted cash and cash equivalents and working capital surplus of approximately $460,000 at December 31, 2001. The decrease in working capital surplus can be primarily attributed to the slowdown in sales of the OptiVision laser during the quarter.

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

Substantial Indebtedness

The Company has a substantial amount of indebtedness. As of September 30, 2002 the total debt was approximately $3.4 million for SurgiLight (including $2.4 million of convertible debentures, amounts owed on the Premier acquisition of $187,500, line-of-credit of $500,000, $102,000 and $165,000 for equipment leases at Plantation and AMSLI). As of September 30, 2002, the $500,000 Merrill Lynch line-of-credit was fully exhausted and future borrowing under that facility were not available for any purpose. Currently, the line-of-credit is in a default status and a payment plan to repay the credit facility is being negotiated. The Company has received a letter of commitment from a funding source to replace this line-of-credit with a $10 million line-of-credit pending the results of due diligence. However, there is no assurance that the Company will obtain such debt financing. If such funding is obtained, the Company plans to use the funds to pay down its indebtedness, allowing its operating income to be used to further the growth of the business.

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

However, Investors are limited as to the amount of shares it may sell to not more than fifteen percent (15%) of the Company's common stock's previous days trading volume. The conversion rate at which shares of the Company's common stock may be issuable to Investors upon a conversion of the Debentures will be an amount equal to the average of the closing bid prices for the 10-day period immediately preceding a conversion date by Investors. If Investors choose to purchase the Company's common stock at a time when the stock price is low, the Company's existing common stockholders will experience substantial dilution. The issuance of shares to Investors may therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of the common stock.

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

Currently, there are approximately 2,138,000 stock options and 99,000 warrants outstanding with respect to the Company's common stock, which includes 1,200,000 common stock options pursuant to the 2002 Stock Option Plan. The Company can also issue additional warrants and grant additional stock options to the Company's employees, officers, directors and consultants, all of which may further dilute the Company's net tangible book value.
Item 3. Defaults Upon Senior Securities
In November 2002, the Company was notified by Merrill Lynch Business Financial Services ("MLBFS") that the Company was considered to be in default on the $500,000 line-of-credit, secured by inventory, that had matured on July 31, 2002. The Company plans to repay the outstanding indebtedness if additional debt financing is obtained or in the alternative, is currently negotiating a payment plan with MLBFS.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual shareholders meeting held in July, Louis P. "Dan" Valente, and Joseph Allen were nominated as Directors and subsequently voted in by the voting shareholders.
Item 5. Other Information
None.
Item 6. Exhibits and Reports on Form 8-K.
(a)       EXHIBITS

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


____Stuart Michelson, Ph.D._____
[Name]

____CFO_	__________________
[Title]

Dated: 	November 10, 2003



15

10