Form 10QSB
period 2003-09-30
SURGILIGHT INC
filed 2003-11-14
CIK 1070289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003




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


Number of shares outstanding of common equity, as of November 14, 2003 was 45,161,847

SURGILIGHT CORPORATION AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 30, 2003

INDEX


PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2003
(unaudited) and December 31, 2002.

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002 (unaudited).

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2003 and 2002 (unaudited).

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

                                           SURGILIGHT, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                                                September 30,  December 31,
                                                                    2003          2002
                                                                  --------    ------------
                                                                (unaudited)
Current assets:
    Cash                                                        $      925       $     -
    Accounts receivable trade, less allowances for
       doubtful accounts of $106,051                               275,437         26,526
    Inventories                                                    180,000        927,453
    Prepaid data collection fees                                   493,500        434,500
    Other current assets                                            46,863         32,978
                                                                 ---------     ----------
       Total current assets                                        996,725      1,421,457

Property and equipment, net of accumulated depreciation
    Of $122,164 and $102,818                                        75,087         93,914

Other assets:
    Long-term inventories                                        4,671,749      4,014,296
    Intangible assets, net of accumulated amortization
       of $320,191 and $232,728                                    268,189        333,152
    Assets of discontinued operations                                   -         484,101
                                                                ----------     ----------
       Total assets                                             $6,011,750     $6,346,920
                                                                ==========     ==========

                    LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft                                              $       -      $    3,678
    Accounts payable and accrued expenses                        1,418,563      1,087,835
    Customer deposits                                              695,333        735,333
    Short-term debt                                                434,773        718,546
    Convertible debentures                                         391,177      2,365,057
    Liabilities of discontinued operations                              -         115,119
                                                                ----------     ----------
      Total liabilities, all current                             2,939,846      5,025,568

Debt to be converted into equity                                 1,088,154             -

Commitments and Contingencies

Stockholders' equity:
    Common stock, $0.0001 par value; 60,000,000 shares authorized;
       45,161,847 and 30,847,005 issued;
       45,115,712 and 30,800,870 outstanding                         4,513          3,085
    Preferred stock, $0.0001 par value; 5,000,000 shares
       authorized; 47,000 issued and outstanding                         6              6
    Additional paid in capital                                  10,955,741      9,545,323
    Treasury stock, 46,135 shares (at cost)                       (202,095)      (202,095)
    Accumulated deficit                                         (8,774,415)    (8,024,967)
                                                                ----------     ----------
      Total stockholders' equity                                 1,983,750      1,321,352
                                                                ----------     ----------
      Total liabilities and stockholders' equity                $6,011,750     $6,346,920
                                                                ==========     ==========
See accompanying notes to unaudited condensed consolidated financial statements.

                               SURGILIGHT, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                          Three Months Ended         Nine Months Ended
                                              Sept. 30,    Sept. 30,   Sept. 30,     Sept. 30,
                                                2003         2002         2003          2002
                                              --------      --------    --------      --------
Revenue:
   Sales of equipment                       $  202,485   $  125,000   $  767,985   $1,175,778
   Other                                         3,800       74,099       28,370      104,529
                                            -----------  -----------  -----------  -----------
   Total Revenue                               206,285      199,099      796,355    1,280,307
Cost of Sales                                   31,992       30,556      104,831      163,975
                                            -----------  -----------  -----------  -----------
   Gross profit                                174,293      168,543      691,524    1,116,332

Operating expenses:
   Salaries and benefits                       109,874      157,725      368,277      475,794
   Advertising and marketing                     3,855       41,719       71,300      169,948
   Administrative and other                    105,579       96,794      377,992      358,442
   Professional fees                            83,697       34,514      218,816      196,107
   Research and development                     47,001       47,001      157,003      142,942
   Interest expense                             13,173        8,387       38,630       19,725
   Depreciation                                  6,307           -        19,346       76,990
   Amortization                                 29,154       26,325       87,463       78,975
                                            -----------  -----------  -----------  -----------
   Total operating expenses                    398,640      412,465    1,338,827    1,518,923
                                            -----------  -----------  -----------  -----------
Income (loss) from operations                 (224,347)    (243,922)    (647,303)    (402,591)

Other income/expenses:
   Gain on sale of equipment                        -        16,434           -       228,889
                                            -----------   ----------  -----------   ----------
Income (loss) before
    income taxes                              (224,347)    (227,488)    (647,303)    (173,702)
Provision for income tax                            -            -            -            -
                                            -----------   ----------   ----------   ----------
Income (loss) from
     continuing operations                    (224,347)    (227,488)    (647,303)    (173,702)

Discontinued operations:
   Income from operations
      of AMLSI                                      -        66,028           -       200,222
   Income (loss) from operations
   of Plantation (including
   $85,804 loss on disposal)                        -       (33,158)    (102,145)     (39,089)
                                            -----------   ----------   ----------   ----------
   Net income (loss) from
   discontinued operations                          -        32,870     (102,145)     161,133
                                            -----------   ----------   -----------   ----------
   Net Income (loss)                        $ (224,347)  $ (194,618)  $ (749,448)  $  (12,569)
                                            ===========  ===========  ===========  ===========

   Basic and diluted income (loss) per share:
    Income (loss) from continuing operations    (0.004)      (0.008)    (0.016)      (0.006)
    Income (loss) from discontinued operations   0.000        0.001     (0.003)       0.006
                                                -------      -------    -------       ------
    Net Income (loss)                           (0.004)      (0.007)    (0.019)       0.000
                                                =======      =======    =======       ======

  Weighted average shares used in calculating
  net income (loss) per share - Basic         45,115,712   28,985,539  39,388,726   28,741,962


See accompanying notes to unaudited condensed consolidated financial statements.

                                       SURGILIGHT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                      Nine Months Ended Sept. 30th
                                                      ----------------------------
                                                    2003         2002
                                                  -------     --------

Cash flows from operating activities:
  Net loss                                             $  (749,448)   $  (12,569)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                          19,346       228,531
      Amortization                                          87,463        78,795
      Gain on sale of equipment                                 -       (228,889)
      Issuance of stock in non-cash transactions                -        236,029
 (Increase) decrease in assets and liabilities, net
    of business acquisitions and dispositions
      Receivables                                         (248,911)     (473,481)
      Inventories                                           90,000       101,686
      Other assets and liabilities                         281,900       (50,468)
 Discontinued operations                                   368,981       (85,888)
                                                      -------------  ------------
      Net cash used in operating activities               (150,669)     (206,254)
                                                      -------------  ------------

Cash flows from investing activities:
  Purchases of equipment                                      (519)      (13,440)
  Proceeds from sale of assets                                  -        332,000
                                                      -------------  ------------
      Net cash provided by (used in)
         investing activities                                 (519)      318,560
                                                      -------------  ------------

Cash flows from financing activities:
  Decrease in bank overdraft                                (3,678)           -
  Proceeds from shareholder loans                            6,000            -
  Repayment of debt                                       (289,773)      (98,132)
  Proceeds from private placement                          500,000            -
  Proceeds from debentures                                      -         45,655
  Repayment of debentures                                  (38,000)           -
  Loan Fees                                                (22,500)           -
  Proceeds from issuance of deferred stock                      64            -
                                                      -------------  ------------
      Net cash provided by (used in)
        financing activities                               152,113       (52,477)
                                                      -------------  ------------
Net increase in cash                                           925        59,829

Cash beginning of period                                        -        438,072
                                                      -------------  ------------

Cash end of period                                     $       925    $  497,901
                                                      ============== ============

Supplemental disclosure:
Cash paid during the period for interest               $        -     $   54,493
                                                      ============== ============

GEM Convertible Debenture - On June 17, 2003, the Company issued 9,802,409 in the amount of $911,846 that partially satisfied its convertible debenture issued to
 GEM (see Note 5).

See accompanying notes to unaudited condensed consolidated financial statements.




                         SURGILIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
             For the Three Months Ended September 30, 2003

                                                                    Additional
                                    Common Stock    Preferred Stock   Paid-In
                                  Shares    Amount    Shares Amount   Capital
                              --------------------- ----------------  ----------
Balances at June 30, 2003     45,161,847    $4,513    47,000   $6   $10,955,741

Net loss                               -         -         -     -            -
                               ----------  --------    ------  ----   ----------

Balances at Sept. 30, 2003    45,161,847    $4,513    47,000   $6   $10,955,741
                              ==========   =======    ======   ==   ===========


See accompanying notes to unaudited condensed consolidated financial statements.





                           SURGILIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
           For the Three Months Ended September 30, 2003

                                                         Total
                                Treasury      Accum. Stockholders
                                 Stock       Deficit    Equity
                                --------- -----------  -----------
Balances at June 30, 2003       $(202,095) $(8,550,068) $2,208,097

Net loss                                -     (224,347)   (224,347)
                                ---------- ------------ -----------

Balances at Sept. 30, 2003      $(202,095) $(8,774,415) $1,983,750
                                ========== ============ ==========


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

At December 31, 2002 Mr. Miano ceased any business operations of AMLSI and transferred the existing assets to a newly formed entity without our consent or knowledge. To the best of our knowledge, the remaining asset of AMLSI at that date were as follows: Cash - escrowed account, $264,477. We are not aware of any liabilities for which we are responsible. We have classified AMLSI as a Discontinued Operation in the accompanying condensed consolidated financial statements at September 30, 2003 because effective October 1, 2002, we entered into a formal plan to dispose of this entity. We do not have free access to all of the records of AMLSI and therefore the figures presented are derived from available data that was provided by AMLSI.

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

Reclassifications - In its Form 10-KSB for the year ended December 31, 2002, the Company determined that contingencies related to certain sales contracts precluded current recognition of revenue on those sales. As a result, the Company recorded an adjustment that reduced revenue and accounts receivable by $835,000 in its financial statements for the year ended December 31, 2002. Of the total $835,000, $690,223 related to the first nine months of 2002, and $105,000 to the quarter ended September 30, 2002. The Company has amended its June 30, 2002 and September 30, 2002 Form 10-QSB's to reflect this restatement.

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

3.	Segment Information
The following presents the Company's segment information for the three-month periods ended September 30, 2003 and 2002:

                         SurgiLight   Centers     SurgiLight     Centers
                          9/30/03     9/30/03       9/30/02      9/30/02
Revenues               $  206,285     $    -      $ 199,099      $ 294,739
Cost of goods sold         31,992          -         30,556         46,212
Salaries & benefits       109,874          -        157,725         95,644
Advertising & selling       3,855          -         41,719            627
Administrative & other    105,579          -         96,794         58,625
Professional fees          83,697          -         34,514             -
Research & development     47,001          -         47,001             -
Depreciation & amort.      35,461          -         26,325         50,840
Interest expense           13,173          -          8,387          9,921
Other (Income) or Loss         -           -        (16,434)            -
Net Income (Loss)      $ (224,347)   $     -      $(227,488)     $  32,870

The following presents the Company's segment information for the nine-month periods ended September 30, 2003 and 2002:

                         SurgiLight   Centers     SurgiLight     Centers
                          9/30/03     9/30/03       9/30/02      9/30/02
Revenues               $  796,355     $134,100    $1,280,307     $1,074,631
Cost of goods sold        104,831       64,506       163,975        185,172
Salaries & benefits       368,277       31,556       475,794        294,445
Advertising & selling      71,300        1,456       169,948          6,132
Administrative & other    377,992       46,314       358,442        187,342
Professional fees         218,816           -        196,107         54,278
Research & development    157,003           -        142,942             -
Depreciation & amort.     168,809           -        155,965        151,361
Interest expense           38,630        6,609        19,725         34,768
Other (Income) or Loss         -        85,804      (228,889)            -
Net Income (Loss)      $ (647,303)   $(102,145)    $(173,702)     $ 161,133

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

Stock Options - At September 30, 2003, the Company has two stock option plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                          Three Months Ended September 30
                                                 2003        2002

Net loss, as reported                            $(224,347)  $(194,618)

Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related
tax effects.                                        (1,033)     (1,680)

Net loss, pro forma                              $(225,380)  $(196,298)

Loss per share:
 Basic and Diluted - as reported                 $  (0.005)  $  (0.007)
 Basic and Diluted - pro forma                   $  (0.005)  $  (0.007)


                                          Nine Months Ended September 30
                                                 2003         2002

Net loss, as reported                            $  (749,448) $( 12,569)

Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related
tax effects.                                        (753,594)  (364,755)

Net loss, pro forma                              $(1,503,042) $(377,324)

Loss per share:
 Basic and Diluted - as reported                 $  (0.019)   $  (0.000)
 Basic and Diluted - pro forma                   $  (0.038)   $  (0.013)

6.	Related Party Transactions
Premier Laser Systems - The Company's balance as of September 30, 2003 to Premier Laser Systems, Inc. is $175,000 remaining from the purchase of Premier's ophthalmic laser product line in December 2001. Colette Cozean, Ph.D., a Director and Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999. Premier currently owes Dr. Cozean approximately $120,000 for severance, life insurance, expenses and salary. Premier also owes Dr. Cozean up to $157,375 as a commission from sale of Premier assets of which $71,125 is from the second acquisition of assets by SurgiLight.

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


Operating Highlights:

Revenues - The revenues from equipment sales for the quarter ended September 30, 2003 (2003 Quarter) increased by 62% to $202,485 from $125,000 for the quarter ended September 30, 2002 (2002 Quarter) and decreased 35% to $767,985 for the nine-month period ending September 30, 2003 as compared to $1,175,778 for the nine-month period ending September 30, 2002 (2002 Period). The 2003 Quarter increase in revenue is primarily due to increased sales of the OptiVision Laser.

Salaries & Benefits - Expenses decreased 30% to $109,874 for the 2003 Quarter as compared to $157,725 for the 2002 Quarter and 23% to $368,277 for the 2003 Period as compared to $475,794 for the 2002 Period, due to a reduction in both salary levels and full-time positions.

Advertising and Selling - Expenses decreased 91% to $3,855 for the 2003 Quarter as compared to $41,719 for the 2002 Quarter and 58% to $71,300 for the 2003 Period as compared to $169,948 for the 2002 Period. It is anticipated that these expenses will increase as the Company attends additional tradeshows and revises its trade literature to reflect results from the increased clinical activity as sales begin to recover, thus allowing more funding for these expenses.

Administrative and Other - Expenses increased 9% to $105,579 for the 2003 Quarter as compared to $96,794 for the 2002 Quarter and increased 5% to $377,992 for the 2003 Period from $358,442 for the 2002 Period. The increase is primarily attributed to the significant increase in liability insurance premiums were partially offset by a decrease in sales related accounts such as freight and office supplies. All other administrative accounts, such as rents and interest, were as expected.

Professional Fees - Expenses increased 143% to $83,697 for the 2003 Quarter as compared to $34,514 for the 2002 Quarter and increased 12% to $218,816 for the 2003 Period as compared to $196,107 for the 2002 Period. The increase is attributed to additional auditing billings, patent legal billings, and international patent filing fees.

Research and development - Expenses remained the same at $47,001 for the 2003 Quarter as compared to the 2002 Quarter and increased 10% to $157,003 for the 2003 Period as compared to $142,942 for the 2002 Period. The increase is due to the amortization of the clinical deposits as operations have been performed both overseas and in the U.S. The payroll and consultant expense allocations have remained unchanged over these periods.

Interest Expense - Interest expense increased 57% to $13,173 for the 2003 Quarter as compared to $8,387 for the 2002 Quarter and 96% to $38,630 for the 2003 Period from $19,725 for the 2002 Period due to the interest accrual from loans from shareholders and the Merrill Lynch LOC that is now currently exhausted.

Depreciation and Amortization - Expenses increased 35% to $35,461 for the 2003 Quarter as compared to $26,325 for the 2002 Quarter and decreased 32% to $106,809 for the 2003 Period from $155,965 for the 2002 Period. The decrease in depreciation resulted primarily from the December 31, 2002 write-off of the Company's computer equipment and certain intangible assets.

Total Operating Expenses - In summary, expenses decreased 3% to $398,640 for the 2003 Quarter as compared to $412,465 for the 2002 Quarter and decreased 12% to $1,338,827 for the 2003 Period from $1,518,923 for the 2002 Period, which is consistent with the lower level in sales over the comparative quarters. The Company has controlled its administrative and legal expenses while limiting its spending in clinical trials and marketing.

Net Income (Loss) from Continuing Operations - The net loss from continuing operations for the 2003 Quarter was $(224,347) or (0.004) cents per share as compared to a net loss of $(227,488) or (0.008) cents per share for the 2002 Quarter. The favorable decrease in the net loss over the quarters is attributable to the overall decrease in expenses reported.

Liquidity and Capital Resources

As of September 30, 2003, we had a bank balance of $925 and a working capital deficit of $(1,943,121) as compared to a cash overdraft of $(3,678) and a working capital deficit of $(3,604,111) at December 31, 2002. Our ability to meet short-term obligations continues to improve, however we remain constrained by a very tight cash position which can be primarily attributed to the lower level of international sales than was expected, especially during the normally slow summer months.

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

During the last year, we had experienced a slowing of sales resulting from the foreign, particularly European, slowdown in business due to the overall economic downturn. In addition, due to litigation with AMLSI, we have been unable to utilize the existing escrowed cash assets to fund current operations. The result of these two events has created very tight cash flow for us.

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

Substantial Indebtedness

We have a substantial amount of indebtedness. As of September 30, 2003 the total debt was approximately $1.9 million for SurgiLight (including $1.1 million in a note payable to GEM, a convertible debenture of $391,177, amounts owed on the Premier acquisition of $175,000, line-of-credit to Merrill Lynch of approximately $215,000, and $46,000 in loans from shareholders). As of December 31, 2002, the $500,000 Merrill Lynch line-of-credit was fully exhausted and future borrowing under that facility was not available for any purpose. Currently, the line-of-credit is in a default status. On July 2, 2003, Merrill Lynch secured a judgment as a result of the default on the $500,000 line-of-credit. Subsequent to that, the Company has released its rights to Merrill Lynch of the $264,477 of escrowed cash that has been subject of the ongoing dispute between the Company and AMLSI. During September 2003, Merrill Lynch also received $20,750 from the final proceeds of the Plantation asset sale. Currently, the liability due Merrill Lynch is approximately $215,000 plus accrued interest. We have received a letter of commitment from a funding source to replace this line-of-credit with a $10 million line-of-credit pending the results of due diligence. However, there is no assurance that we will obtain such debt financing. If such funding is obtained, we plan to use the funds to pay down our indebtedness, allowing our operating income to be used to further the growth of the business.

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

Currently, there are approximately 2,404,500 stock options and 2,128,282 warrants outstanding with respect to our common stock. Furthermore, we may issue additional options for up to an additional 1.8 million shares of common stock pursuant to the 2002 Stock Option Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

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

Date:  November 14, 2003


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



_/s/
(Signature)*
Robert J. Freiberg, Ph.D., Member Board of
Directors



_/s/
(Signature)*
Louis P. (Dan) Valente, CPA, Member Board of
Directors



_/s/
(Signature)*
Edward Tobin, Member Board of Directors











Certification of Principal Executive Officer and
Principal Financial Officer Pursuant to
18 U.S.C. 1350


In connection with the Form 10-QSB (the "Report") of SurgiLight, Inc. (the "Company") for the period ending September 30, 2003, I, Colette Cozean, CEO of the Company, certify that:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, except as noted in Item 3 Control and Procedures, the financial condition and results of operations of the Company.


/s/ Colette Cozean, Ph.D.
[Name]

            CEO
 [Title]

Dated: 	November 14, 2003







Certification of Principal Executive Officer and
Principal Financial Officer Pursuant to
18 U.S.C. 1350


In connection with the Form 10-QSB (the "Report") of SurgiLight, Inc. (the "Company") for the period ending September 30, 2003, I, Stuart Michelson, Ph.D., CFO of the Company, certify that:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, except as noted in Item 3 Control and Procedures, the financial condition and results of operations of the Company.


/s/ Stuart Michelson, Ph.D.
[Name]

         CFO
[Title]

Dated: 	November 14, 2003




6

15

11