Form 10KSB
period 2003-12-31
SURGILIGHT INC
filed 2004-04-14
CIK 1070289

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACTS OF 1934
For the fiscal year ended: December 31, 2003
Commission File Number: 0-24897

SurgiLight, Inc.
(Exact name of Registrant as specified in its charter)



Florida

35-1990562
(State or other Jurisdiction
of Incorporation or Organization)

(I.R.S. Employer
Identification Number)
12001 Science Drive, Suite 140
Orlando, FL  32826
(Address of Principal Executive Offices)
(407) 482-4555
(Registrant's Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.0001 Par Value


Common Stock Purchase Rights

Over The Counter Bulletin Board (OTCBB)e
(Title of Class)

(Name of Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark whether the registrant: (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ??No ?


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.?


The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of March 31, 2004 was approximately $3,610,148 based on the $0.08 per share closing price of the Common Stock on the Over The Counter Bulletin Board composite transactions tape. The number of shares of Common Stock outstanding as of March 31, 2004 was approximately 45,126,847.





Forward Looking Statements
In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Annual Report, the words "believe," "may," "will," "should," "expect," "anticipate," "plan", "continue," "estimate," "project" or "intend" and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report, depending on a variety of important factors that include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Further Results and Market Price of Our Stock" and elsewhere in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.






TABLE OF CONTENTS

PART I

Item 1.  Business

Item 2.  Properties

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for SurgiLight's Common Equity and Related
Stockholders Matters

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Item 6A.  Quantitative and Qualitative Disclosures About Market Risk

Item 7.  Financial Statements and Supplemental Data

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

PART III

Item 9.  Directors and Executive Officers

Item 10.  Executive Compensation

Item 11.  Security Ownership and Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-
K

INDEX TO EXHIBITS

SIGNATURES




PART I
Item 1. Description of Business

General

SurgiLight, Inc. ("the Company" or "SurgiLight") designs, manufactures and sells ophthalmic lasers and related products and services based on its own and licensed intellectual property, primarily for use in refractive and presbyopia procedures.

SurgiLight's wholly owned subsidiaries, which comprised an operating segment of the Company, (Plantation Laser Eye Center, "Plantation" and American Medical Laser Services, Inc., "AMLSI") provided medical laser services in the state of Florida.

Effective October 1, 2002, the Company entered into a formal plan to dispose of both Plantation and AMLSI, therefore they have been reported as Discontinued Operations in the accompanying financial statements. The AMLSI operations were discontinued at December 31, 2002 and all of its assets were written off except for the escrowed cash account. On June 12, 2003, the Company entered into an agreement to sell certain of the Plantation assets for a total consideration of $133,820 that was comprised of the assumption of two equipment leases of $59,293 and $9,527 and a cash payment of $65,000. The related assets had a net book value of $219,624 at that date. Accordingly, the Plantation subsidiary has been disposed as of June 12, 2003 and the resulting loss on disposal of $85,803 has been included in the discontinued operations activity in this report.

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

On March 31, 1999, SurgiLight Florida merged into MAS Acquisition III Corporation and, subsequently, we acquired all of the outstanding shares of AMLSI (formerly known as Advanced Marketing Technology, Inc.), a Florida corporation, by issuing shares of our common stock, which were to be delivered, based on selected performance criteria. Mr. Paul Miano, the president of AMLSI, was appointed as Vice President of Cosmetic Laser Centers and a Member of our Board of Directors. In April 1999, a portion of these shares were delivered to the shareholders of AMLSI and the remainder was escrowed by the Company to be held in escrow until AMLSI met its performance criteria. In January 2000, Mr. Miano and his group bought back 55% of AMLSI in exchange for shares of our common stock. We then canceled these shares. Subsequently, we reacquired the remaining 55% interest in AMLSI.

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

At December 31, 2002 Mr. Miano ceased any business operations of AMLSI and transferred the existing assets to a newly formed entity without our consent or knowledge. To the best of our knowledge, the remaining asset of AMLSI at that date is as follows: Cash - escrowed account, $264,477. We are not aware of any liabilities for which we are responsible. We have classified AMLSI as a Discontinued Operation in the accompanying consolidated financial statements at December 31, 2002 because effective October 1, 2002, we entered into a formal plan to dispose of this entity. We do not have free access to all of the records of AMLSI and therefore the figures presented are derived from available data that was provided by AMLSI. In January 2004, we filed suit seeking recovery of the value of the assets transferred plus additional statutory damages. In February 2004, Miano revised his claims and added certain officers and directors of SurgiLight to the litigation.

In March 1999, we acquired EMX, Inc. ("EMX"), a Florida corporation, by issuing shares of our common stock. EMX's main product is infrared night vision systems. On January 1, 2000, the Company sold 85% of its wholly owned interest in EMX in exchange for 120,000 shares of the Company's common stock. The acquired shares were subsequently cancelled. On August 29, 2002 the Company and EMX entered into an agreement whereby the Company would exchange its remaining 150,000 shares of EMX stock in exchange for the 91,300 shares of Company stock held by EMX. As a result of the stock exchange, neither the Company nor EMX would hold any further financial or administrative interest in the other entity. We recorded a gain on the exchange of $10,852 based upon the value of our stock at that date and the existing net book value of the assets recorded. In addition, EMX agreed to pay the Company an amount equal to fifteen percent (15%) of its net profit for each of the 2003 and 2004 calendar years. To date, EMX has not reported any net profits.

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

As previously mentioned, in October 2000, we acquired the ophthalmic laser product line from Premier Laser Systems, Inc. out of bankruptcy. This acquisition included an Er:YAG laser that is already FDA-cleared for ophthalmic procedures and CE marked for international sales. We renamed this product "OptiVision" and immediately began formal animal and clinical studies for the treatment of presbyopia. For the first time, we began to sell the OptiVision for laser presbyopia reversal for clinical trials and other ophthalmic applications including but not limited to incision, excision, and vaporization of eye tissue and tissue surrounding the eye and the orbit of the eye and anterior capsulotomies, and certain other ophthalmic applications obtained from Premier.

LAPR investigators have presented numerous clinical papers over the last few years concluding that:
1.	"LAPR is a simple method for reversal of Presbyopia."
2.	"LAPR using the Erbium YAG laser to perform scleral ablations appears to be a successful procedure to achieve scleral expansion which appears to allow for an improvement in accommodative power without significant regression."
3.	"LAPR appears to be safe and achieve acceptable results to the patients with minimal regression over two years.  Longer follow-up is needed."
4.	"International clinical data for more than 1500 eyes demonstrates
82% of patients J3 or better at last follow-up.  US study shows
93% of patients reading part of 20/30 line at six months."
5.	"United States clinical study closely matches that of
international data."
6.	"A significant increase in amplitude of accommodation resulting from i) the increased movement of the ciliary bodies (shown by ultrasound) due to increased circumference of the sclera (shown by rabbit study) and ii) a shortening of the axial length (shown by
a-scan)."
7.	"LAPR demonstrates real promise for treatment of presbyopia in the future."
8.	"Implementation and compliance to an accommodative exercise
program as part of the post operative protocol for LAPR surgery appears to at least show some influence and positive effect on overall accommodative power."
9.	"Laser Presbyopia Reversal shows tremendous potential for the treatment of Presbyopia.  Improvement in near uncorrected visual acuity and amplitude of accommodation are statistically
significant."
10.	"The clinical results have truly been remarkable."

The most recent papers that were presented in the US were at the American Society of Cataract and Refractive Surgeons (ASCRS) in San Francisco, CA, April 2003. One particular paper analyzed data collected from ten clinical sites worldwide following surgery on more than 300 eyes with a follow-up of up to 24 months. 82% of the patients improved to J3 or better (able to read a newspaper without glasses) while average accommodation increased by 1.9 diopters. There was also no statistically significant regression at two years.

The papers presented at the May 2002 ASCRS meeting in Philadelphia used the OptiVision laser system on 78 eyes on 41 patients with a mean age of
51.6 years. The mean follow up was 8.1 months. The results showed all patients had improved reading vision, 82% of the patients read J2 or better without the need of glasses.

The mid-infrared (IR) wavelength of the systems we acquired from Premier presents many advantages over the UV lasers and other existing systems in the market. The unique features of these IR systems include: (i) compact design for ease of use and convenience in a clinical setting; (ii) operation at high repetition rates (for fast procedures) and at a short pulse width (for reduced thermal effects); (iii) wavelength matching to the tissue (water) absorption peak for precise tissue ablation and accurate vision correction; and finally, (iv) wavelength elimination of the potential risk of mutanagenic side effects which may be a concern in UV lasers.

As part of the acquisition from Premier Laser Systems, the Company acquired 14 patents and an additional 13 pending patents covering the infrared technology, certain applications in cataracts, glaucoma and other refractive surgeries. The Company also has 2 granted patents and 7 patents pending in the U.S. for presbyopia reversal. The Company has also submitted 2 Patent Corporation Treaty's (PCT) for international patents.

SurgiLight has hired Knobbe, Martens, Olson, and Bear to review and revise these patents to broaden and tighten our patent coverage. Until that happens, it is impossible to completely judge the strength of our patent position, but we believe that we will have a strong patent position for the treatment of presbyopia.

Laser Centers

In the past, our revenues have been primarily generated from our Plantation and AMLSI laser centers, and our International Laser Eye Centers ("LEC"). In March 2002, we entered into a binding letter of intent to sell the International LEC's to Tao Enterprises. Our competitors in this market included individual ophthalmic refractive centers and public companies like TLC Laser Centers and LCA Vision.

Effective October 1, 2002, the Company entered into a formal plan to dispose of both Plantation and AMLSI, therefore they have been reported as Discontinued Operations in the accompanying financial statements. The AMLSI operations were discontinued at December 31, 2002 and all of its assets were written off except for the escrowed cash account. On June 12, 2003, the Company entered into an agreement to sell certain of the Plantation assets for a total consideration of $133,820 that was comprised of the assumption of two equipment leases of $59,293 and $9,527 and a cash payment of $65,000. The related assets had a net book value of $219,624 at that date. Accordingly, the Plantation subsidiary has been disposed as of June 12, 2003 and the resulting loss on disposal of $85,803 has been included in the discontinued operations activity in this report.

Technology, Patents and Licensing Rights

We intend to protect our proprietary technology, licensing rights, trademark and patents pending covering various phases of the products in ophthalmology, and dermatology applications. We have a policy of not knowingly infringing any valid patent. However, because patent applications are maintained in secrecy in the United States until such patents are issued, and are maintained in secrecy for a period of time outside the United States, we can conduct only limited searches to determine whether our technology infringes any patent or patent applications. Any claims for patent infringement could be time-consuming, result in costly litigation, divert technical and management personnel, or require us to develop non-infringing technology or to enter into royalty or licensing agreements. We cannot be assured that we will not be subject to one or more claims for patent infringement, that we would prevail in any such action or that our patents will afford protection against competitors with similar technology. In the event our systems are judged to infringe a patent in a particular market, we and our customers could be enjoined from making, selling and using such system or be required to obtain a royalty-bearing license, if available, on acceptable terms.

The resolution of intellectual property disputes is often fact intensive and, therefore, inherently uncertain. If any claims or actions are asserted against us, we may seek to obtain a license under a third party intellectual property rights. We cannot be assured, however, that under such circumstances, a license would be available on reasonable terms, or at all. Alternatively, in the event a license is not offered or available, we might be required to redesign those aspects of our systems held to infringe so as to avoid infringement. The failure to obtain a license to a third party intellectual property right on commercially reasonable terms could have a material adverse effect on our business and results of operations.

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

Sales and Marketing

Sales are made as part of the clinical trial process and expand once a country has cleared the product through its Ministry of Health. The Company distributes through its international distribution network, which continues to expand. If there is no distributor in a country, the Company can sell directly.

Sales contacts are made primarily through attendance at a few trade shows throughout the year. These include the American Academy of Ophthalmology
(AAO), the American Society of Cataract and Refractive Surgery (ASCRS), the International Society of Refractive Surgery (ISRS), and the European Society of Cataract and Refractive Surgery (ESCRS). We also plan to attend some more regional meetings such as in Latin America and Australia.

Prior to the American Academy of Ophthalmology, in November 2001, SurgiLight revised its image. This was accomplished by creating new visuals for the booth and creating six pieces of literature. These included a scientific paper summarizing our animal and clinical trial progress to date, product and procedure literature, three white papers from doctors describing their clinical procedure and results, and corporate information. Procedural and marketing videos were also produced. These efforts made AAO our most successful meeting yet with heavy booth attendance and more than 90 people requesting to become clinical trial sites.

In 2002, we completed this process by acquiring and refurbishing a 20x30' booth to adequately demonstrate our product at larger meetings. In 2003, LAPR was covered by numerous television documentaries and was featured in the Video Journal of Cataract and Refractive Surgery. The Company continued to update our videos with film from our U.S. sites. The Company's investigators continue to present numerous papers at conventions worldwide. During 2003, the Company completed material for a course, including a CD that can be taken home by the physician. We will continue to give hands-on demonstrations at evening meetings at the conferences.

We plan to expand our own course programs in 2004. These courses will include lectures, surgical demonstrations, patient examinations and hands-on training. These courses should incur minimal cost to the Company, but should generate leads for sales, clinical sites, as well as training our clinical doctors. The course material will be accredited and will meet all of the FDA and ANSI requirements. The first such course for 2004 was completed in Milan, Italy during January 2004.

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


     Distributor    Date Signed     Type     Term-Performance   Minimum    Revenue
                                                  Based       Commitments  Received
Instinctive Ltd.      4/31/03    Distributor     3-Years           10        No
UK

Lightvision, Inc.     8/31/03    Distributor     3-Years           80        Yes
China

RaySonic, Inc.        8/14/01    Distributor     3-Years           25        Yes
Korea

TVMS LCC*              1/31/02    Distributor     3-Years           22        Yes
Mexico, Caribbean

InProvision           1/31/02    Distributor     3-Years           20        Yes
Italy

*Termination of Distributor - In March 2004, the Company terminated TVMS as its Mexican distributor based on certain default conditions occurring and is in the process of assigning the Mexican territory to a new distributor.

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

Competition

We are not aware of any established competition in the market for laser presbyopia correction or reversal, however for the treatment of presbyopia, optometrists and ophthalmologists can prescribe accommodative exercises and glasses for their patients. The surgical techniques for the treatment of presbyopia can be divided into two categories: implantation of accommodative lenses, which are undergoing clinical trials, and scleral incisions (white portion of the eye) with or without the implantation of a scleral spacer. Scleral incisions have been performed with a diamond knife for the treatment of presbyopia and were initially suggested by Dr. Spencer Thornton, who coordinated a multi-center clinical trial using his technique. Other companies, including Visx and Refractec, are trying to market monovision as a cure for presbyopia. With monovision, one eye is treated for distance and one eye is treated for near. Many patients cannot adapt to monovision as they lose their depth perception.

The competition in the presbyopia market will be intense. Once one technique is developed, every major company in the refractive market will want to participate.

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

The alternate method, when Section 510(k) is not available, is to obtain a Pre-Market Approval ("PMA") from the FDA. Under the PMA procedure, the applicant must obtain an IDE before beginning the substantial clinical testing required in determining the safety, efficacy and potential hazards of the products. The preparation of a PMA is significantly more complex and time consuming than the 510(k) application. The review period under a PMA is 180 days from the date of filing. The FDA often responds with requests for additional information or clinical reports that can extend the review period substantially beyond 180 days.

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

In order to manufacture laser systems or repair laser systems, the Company will need to become registered as a manufacturer with the FDA and abide by Good Manufacturing Practices ("GMP"). These regulations impose certain procedural and documentation requirements with respect to the Company's manufacturing, research and development and quality assurance activities. The Company's facilities will be subject to inspections by the FDA and other regulatory agencies, and if any material noncompliance with GMP guidelines is noted, the marketing of all laser products may be adversely affected. During April 2002, the Company was involved in an inspection and received a "Form 483" notice resulting in its inability to ship products to certain countries throughout the world and has completed follow-up inspection during April 2003, which released product for shipment. The Company and its clinical investigators were involved in numerous inspections in 2003 and January 2004, which resulted in additional Form 483s.

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

The regulatory status for our products follows:

   Application           Product        Regulatory Status      Manufacturer

Incision/excision       OptiVision        510k cleared           Premier(1)
Around eye

Anterior capsulotomy    OptiVision        510k cleared           Premier(1)

Cataract lens
   emulsification       OptiVision        510k on hold           Premier(1)

Presbyopia              OptiVision       In clinical trials      Premier(1)

(1)	Per an acquisition from Premier Laser Systems (see description in "Description of Business").

Our objectives are focused toward domination of the presbyopia reversal market.

In August 2002, the Canadian Ministry of Health ("MOH") authorized five investigational testing sites for our OptiVision Laser treatment for the treatment of presbyopia involving 240 patients. In October 2002, we announced positive results in the initial group of patients treated at the first two of the five authorized sites. The Ministry of Health has now authorized up to fifteen clinical sites, has expanded the study to treat patients with prior LASIK or PRK and has authorized treatment of eyes bilaterally.

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

Several foreign countries have moved rapidly towards regulatory approval including China, Korea, Mexico and Europe. We are hopeful that these approvals will be received in 2004-2005.

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

Employees

We have five (5) full-time employees, all of which are located in Florida. We also hire, from time-to-time, part-time employees for system assembly tasks and consultants on a contract basis for regulatory clinical trials, accounting and system maintenance. None of our employees is represented by a labor union. We believe we have a good working relationship with our employees.

Backlog

As of December 31, 2003 we had no significant backlog of orders.

Recent Developments

On June 30, 2000, we entered into a Convertible Debenture Purchase Agreement with GEM Global Yield Fund Limited ("GEM") for the issuance of a convertible debenture in the principal amount of three million dollars ($3,000,000) (the "GEM Debenture"). The GEM Debenture accrued interest at the rate of three percent per annum and the original maturity date was November 8, 2003. As partial consideration for this financing, we also issued to GEM warrants to purchase up to 92,172 shares of our common stock at an exercise price of $7.50 per share, and warrants to purchase up to 200,000 shares of our common stock at an exercise price of $.01 per share (the GEM Warrants). On February 12, 2002 we filed a registration statement on Form SB-2 with respect to the shares of our common Stock underlying the GEM Debenture and GEM Warrants. That registration statement is currently pending SEC effectiveness.

During January 2003, GEM had notified the Company of its intent to convert all of the debenture's remaining balance to stock effective January 2003. Subsequently GEM and the Company agreed for GEM to convert the remaining $2 million debenture to common stock at a price of $0.093. GEM initially converted shares equal to nineteen and nine-tenths percent (19.9%) of the total issued and outstanding shares of the Company's common stock on April 11, 2003 (the "Effective Date") and was also granted possession of the shares that were originally escrowed as part of the debenture agreement. GEM will only be authorized to vote 19.9% of the Company's authorized and outstanding shares except under certain conditions and has been awarded one seat on the Company's Board of Directors. GEM will also set aside 2.1 million shares, which represent 10% of the total conversion shares, to be used for a management and employee stock option plan. At December 31, 2003, the debenture has been partially converted leaving a note payable liability balance of $1,088,154. That note payable is convertible into shares of common stock when sufficient shares become authorized and available. In March, 2004 the Company was notified by GEM's legal counsel to cure the issuance of the remaining shares.

On February 13, 2002, we entered into a convertible debenture purchase agreement with Knobbe, Marten, Olsen & Bear, L.L.P. for the purchase of a convertible debenture in the principal amount of six hundred and ten thousand dollars ($610,000); GAM Laser, Inc. for the purchase of a convertible debenture in the principal amount of seventy five thousand dollars ($75,000); and McClane Tessitore for the purchase of a convertible debenture in the principal amount of seventy three thousand five hundred dollars ($73,500). At December 31, 2003 neither the GAM Laser nor the McClane Tessitore debentures had any principal balance.
The Knobbe, Marten, Olsen & Bear debenture balance matured December 31, 2002, accrues monthly interest of approximately $3,300 and has a principal balance of $414,898 at December 31, 2003. On February 14, 2002 we filed a registration statement on Form SB-2 with respect to the shares of our common stock underlying these debentures. That registration statement is currently pending SEC effectiveness.

In March 2002, the Company entered into a binding letter of intent to sell the assets and associated liabilities of its 20-excimer laser systems including a royalty income stream from the International Laser Eye Centers (LEC). The LEC's are located in China, Egypt and Vietnam. The purchaser, Orlando-based Tao Enterprises, agreed to pay $332,000 for the assets, with up to an additional $50,000 to be based on clinic revenues. The Company's founder, former CEO and significant shareholder J.T. Lin serves as beneficial owner of Tao Enterprises. At this date, Tao Enterprises, has defaulted on the installment payment due February 15, 2003 for $83,000. At December 31, 2002, the Company wrote-off the entire $158,000 remaining balance as uncollectible and have referred the delinquency to an outside agency for collection.

In March 2002, Dr. Lin resigned as a director and signed a three-year irrevocable voting trust agreement wherein he will vote 19 percent of Company shares, with outside directors voting his remaining shares. Dr. Lin also signed a three-year employment contract in which he was to continue as Director of Business and Technology Development, responsible for R&D, as well as expanding the international distributor network.
That employment contract lowered the royalty rate on net revenues of presbyopia products, and services resulting from patents invented by Dr. Lin from 15% to 2.5%. Effective July 31, 2002, Dr. Lin was terminated as Director of Business and Technology Development.

On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages in the amount on $1,475,000 (see Item 3. Legal Proceedings). On January 7, 2004 the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except $106,354. This amount would need to be obtained from the other defendants including SurgiLight. While SurgiLight is currently in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it has recorded this amount as potential monies owed.

On May 31, 2003 the SEC presented the Company with an Asset Forfeiture Notice requiring the transfer of all known assets of Dr. Lin, including all stock certificates, to the United States Government. Per the existing Voting Trust Agreement, these shares will continue to be voted by the outside directors of SurgiLight.

Item 2. Properties

Facilities

We lease our headquarters space of approximately 4,200 square feet at 12001 Science Drive, Suite 140, Orlando, FL, 32826. It is a five-year lease starting January 2000, with a monthly rental fee of approximately $7,000. We also have leased approximately 1,300 square feet of public storage, air-conditioned space for the OptiVision inventory with a monthly rental fee of approximately $1,600.

Item 3. Legal Proceedings

Paul Miano - Advanced Medical Laser Services, Inc. ("AMLSI") and Paul Miano ("Miano") filed a lawsuit against us on September 26, 2001, in Broward County, later moved to Orange County, alleging breach of contract for our alleged failure to finance up to $1,000,000 of working capital. Our counsel and we believe that this lawsuit is without merit and immaterial, and we are vigorously defending against this claim. In January 2004, we filed a legal action against Miano resulting from his actions to cease AMLSI operations and transfer our corporate assets to another organization on December 31, 2002 without our prior knowledge and consent. In February 2004, Miano revised his claims and added certain officers and directors of SurgiLight to the litigation.

SEC Investigation - On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder and former employee, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages amounting to $1,475,000. On January 7, 2004 the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except $106,354. This amount would need to be obtained from the other defendant's including SurgiLight. While SurgiLight is currently in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it has recorded this amount as potential monies owed.

On May 31, 2003 the SEC presented the Company with an Asset Forfeiture Notice requiring the transfer of all known assets of Dr. Lin, including all stock certificates, to the United States Government. Per the existing Voting Trust Agreement, these shares will continue to be voted by the outside directors of SurgiLight.

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

On July 2, 2003, Merrill Lynch secured a judgment as a result of the default on the $500,000 line-of-credit. Payments have been made to Merrill Lynch resulting in an approximate balance due of $230,000 plus accrued interest at December 31, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

In June 2002, the shareholders approved the nomination and reelection of Louis P. Valente and Joseph Allen as members of the Board of Directors.





PART II

Item 5. Market for the Issuer's Common Stock and Related Security Holders
Matters

The following chart sets forth the high and low closing price for the Common Stock as quoted on OTCBB during the indicated periods. All prices have been adjusted for 2 for 1 forward split effective On January 27, 2000.

Period
High
Low
1999


4th Quarter
$11.00
$2.25
2000


1st Quarter
25.50
10.50
2nd Quarter
10.37
5.75
3rd Quarter
10.62
5.75
4th Quarter
10.12
1.94
2001


1st Quarter
4.00
0.94
2nd Quarter
2.22
0.93
3rd Quarter
1.62
0.20
4th Quarter
0.55
0.22
2002


1st Quarter
0.38
0.24
2nd Quarter
2.22
0.17
3rd Quarter
0.22
0.13
4th Quarter
0.55
0.10
2003


1st Quarter
0.48
0.20
2nd Quarter
0.30
0.17
3rd Quarter
0.23
0.08
4th Quarter
0.15
0.05

Our common stock started to trade on OTCBB on November 1, 1999, and was split two for one on January 27, 2000. These quotations represent prices between dealers and do not include retail mark up, mark down, or commission and may not necessarily represent actual transactions. As of December 31, 2003, approximately 45,126,847 shares of our common stock and 3,572,222 warrants, respectively were outstanding, and, as far as we can determine, were held of record by approximately 1,700 persons, including significant amounts of stock held in street name.

We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

In our Management's Discussion and Analysis of the Financial Condition and Results of Operations we review our past performance and, where appropriate, state our expectations about the future activities in forward -looking statements. Our future results may differ from our expectations.

Overall Operational Summary: The Company began actively promoting the sale of the OptiVision laser in late September of 2001 and the newly appointed Board of Directors and management team focused its efforts on the core business of presbyopia reversal rather than generating royalty revenue from the sale of LASIK agreements. The Company decided to sell its LASIK product line to Tao Enterprises in February 2002, which was the main source of revenue prior to the year 2002. In addition, the Company decided to dispose of its Plantation Laser Center, AMLSI and holdings in EMX to focus on presbyopia. The Company believes that the sales of OptiVision for presbyopia reversal will continue to increase.

Revenues - Our net revenues decreased 14% to $1,182,190 for the year ended December 31, 2003 (2003 Year) from $1,379,335 for the year ended December 31, 2002 (2002 Year). For the 2003 Year, international sales increased as compared to the 2002 Year, particularly in the Pacific Rim. However, U.S. sales for the same period decreased as the Company did not initiate a new clinical trial.

During the first three quarters of 2002, the Company recorded revenue from domestic sales at the full contracted amount and reduced the resulting accounts receivables by any collections subsequently made. During the fourth quarter of 2002, the Company determined that contingencies existed in several contracts, and thus recorded an $835,000 adjustment to the financial records. Some of the contingencies are long-term in nature, thus they may not be resolved for several years. The resulting effect of that adjustment is that the Company has recorded revenue from domestic sales only as non-refundable cash payments have been made by those customers (see Revenue Recognition, Note 1(m)). Accordingly, future revenue from these customers will be reported as collections occur. In 2003, collections and corresponding revenue from domestic customers amounted to $212,500.

Cost of Revenues - Our cost of revenues decreased 16% to $168,251 for the 2003 Year as compared to $201,389 for the 2002 Year which is in direct relation to the overall decrease in the total number of units sold.

Advertising and Selling Expenses - Our advertising and selling expenses decreased to $81,831 for the 2003 Year as compared to $204,977 for the 2002 Year. The decrease is primarily a result of attending fewer trade shows and spending significantly less on related materials, as well as lower expenditures on direct selling activities due to restrictive cash flow. However, it is anticipated that these expenses will begin to increase as the Company attends additional tradeshows, revises its literature to reflect results from the increased clinical activity, and begins to sell additional units for use in clinical trails.

Professional Fees - Our professional fees increased to $349,119 for the 2003 Year as compared to $230,388 for the 2002 Year. These increases are a result of the full-year increased costs for the CEO and CFO positions, the elimination of the intercompany allocation to AMLSI for auditing and legal costs, and a higher level of costs for international course trainers. It is anticipated that the international training course costs will increase significantly as more courses are performed.

Salaries & Benefits - Our salaries and benefits expense decreased to $499,390 for the 2003 Year as compared to $626,038 for the 2002 Year. The decrease is directly attributable to the elimination of the Director of Business and New Technology Development position in 2002, decreased salaries for sales and marketing personnel, and lowering the costs for contractual labor over the stated period.

Research and Development - Our research and development expense increased to $238,250 for the 2003 Year as compared to $203,500 for the 2002 Year. The increase is directly attributable to the increase in clinical trial procedures performed over the stated period.

Depreciation and Amortization - Our depreciation and amortization expense decreased to $136,807 for the 2003 Year as compared to $194,633 for the 2002 Year. The decrease in depreciation is a result of the sale of the International Laser Center to Tao Enterprises during the first quarter of 2002 as the significant portion of the Company's fixed assets were sold as part of that transaction. Also, the Company wrote off its remaining computer equipment at December 31, 2002 and its laboratory equipment at December 31, 2003.

Administrative and Other Expenses - Our administrative and other expenses decreased to $634,894 for the 2003 Year as compared to $1,012,270 for the 2002 Year. The decrease was primarily caused by a $302,552 reduction in bad debt expense over the stated time period. Additionally, we did not record any additional goodwill impairment during 2003 as compared to $88,109 during 2002. Other decreases were offset by an accrual to reflect the potential $106,354 SEC disgorgement (see Note 16).

Interest Expense - Our interest expense decreased to $136,164 for the 2003 Year as compared to $182,194 for the 2002 Year. The decrease results from incurring less interest on the Merrill Lynch debt as approximately $295,000 in principal payments were made during 2003. Additionally, interest expense has stopped accruing on the $2 million GEM convertible debenture due to the conversion to common stock and a note payable remainder during April 2003.

Total Operational Expenses - These expenses decreased 25% to $2,076,455 for the 2003 Year as compared to $2,742,109 for the 2002 Year. The decrease is primarily attributable to the significant reductions in cost of goods sold, bad debt expense, goodwill impairment, payroll, advertising, and depreciation. Several of the reductions in spending are a direct result of the lower level of sales over the two-year period, and are anticipated to increase as revenue results from international sales activity and potential U.S. clinical trials expansion.

Loss From Continuing Operations - Our loss from continuing operations decreased to $1,249,223 or $(0.030) per share for the 2003 Year as compared to a net loss of $1,391,960 or $(0.048) per share during the 2002 Year. It is important to note that a portion of the operating loss for 2003 can be attributed to the accrual of the SEC disgorgement and a write-down of fixed assets.

Liquidity and Capital Resources

As of December 31, 2003, we had a cash balance of $31,420 and a working capital deficit of $(2,192,304) as compared to a bank overdraft of $(3,678) and a working capital deficit of $(3,604,111) at December 31, 2002. The Company had a negative $182,632 in cash flow from operating activities during 2003 and paid down $269,926 of its credit line. These amounts were offset by a private placement of $500,000. It should be noted that the 2003 decrease in the working capital deficit would have been greater except for the significant reduction in short-term inventory from $927,453 at December 31, 2002 to $360,000 at December 31, 2003.

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

Substantial Indebtedness

We have a substantial amount of indebtedness. As of December 31, 2003 the total indebtedness was $4,350,081 (including accounts payable and accrued expenses of $1,640,622, a convertible debenture of $414,898, and short-term notes payable comprised of the remaining balance on the Premier acquisition of $175,000, line-of-credit of $230,074, $46,000 in loans from shareholders, customer deposits of $755,333 and the $1,088,154 remaining from the GEM convertible debenture conversion). The GEM note payable will be satisfied with an equity issuance when the shareholders authorize additional common stock.

As of December 31, 2002, the $500,000 Merrill Lynch line-of-credit was fully exhausted and future borrowing under that facility was not available for any purpose. Currently, the line-of-credit is in a default status and the Company is gradually repaying the debt. We have received a letter of commitment from a funding source to replace this line-of-credit with a $10 million line-of-credit pending the results of due diligence. However, there is no assurance that we will obtain such debt financing. If such funding is obtained, we plan to use the funds to pay down our indebtedness.

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

The resale by GEM or Knobbe, Marten, Olsen & Bear, L.L.P, (the "Investors") of the common stock acquired from conversion of the Debentures will increase the number of our publicly traded shares, which could depress the market price of our Company's common stock. However, the Investors are limited as to the amount of shares it may sell to not more than ten percent (10%) of our common stock's previous days trading volume or 7.5% of the average trading volume for the prior fifteen trading days. The conversion rate at which shares of our common stock may be issuable to the Investors upon a conversion of the Debentures will be an amount equal to the average of the closing bid prices for the 10-day period immediately preceding a conversion date by the Investors. If the Investors choose to purchase our common stock at a time when the stock price is low, our existing common stockholders will experience substantial dilution. The issuance of shares to the Investors may therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of the common stock.

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

Currently, there are approximately 2,073,000 stock options and 3,572,222 warrants outstanding with respect to our common stock. Furthermore, we may issue additional options for up to an additional 1.8 million shares of common stock pursuant to the 2002 Stock Option Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

Our Common Stock Has Experienced In The Past, And Is Expected To
Experience In The Future, Significant Price And Volume Volatility, Which Substantially Increases The Risk Of Loss To Persons Owning the Common Stock

Because of the limited trading market for our common stock, and because of the possible price volatility, investors may not be able to sell our shares of common stock when they desire to do so. Through the twelve months ended December 31, 2003, our stock price ranged from a high of $0.48 to a low of $0.05 per share. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

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

Patent Infringement Allegations May Impair Our Ability To Manufacture And Market Its Products

There are a number of U.S. and foreign patents covering methods and the apparatus for performing corneal surgery that we do not own or have the right to use. We do not believe that we are infringing any of these patents although we have received letters from Presby Corp. and Photo Medix informing us of potential infringement. If we were found to infringe a patent in a particular market, both our customers and we may be enjoined from making, using and selling that product in the market and be liable for damages for any past infringement of such rights. In order to continue using such rights, we would be required to obtain a license, which may require us to make royalty, per procedure or other fee payments. We cannot be certain if we or our customers will be successful in securing licenses, or that if we obtain licenses, such licenses will be on acceptable terms. Alternatively, we might be required to redesign the infringing aspects of these products. Any redesign efforts that we undertake could be expensive and might require regulatory review. Furthermore, the redesign efforts could delay the reintroduction of these products into certain markets, or may be so significant as to be impractical. If redesign effort were to prove impractical, we could be prevented from manufacturing and selling the infringing products, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our ophthalmic laser, OptiVision, is approved by the FDA to be marketed for certain ophthalmic applications. The presbyopia indication is currently being tested in clinical trials outside the United States, and the Company has applied for an Investigational Device Exemption to test it in the United States, which has been approved on a conditional and limited basis. We have a significant inventory of ophthalmic laser systems, which were acquired from Premier Laser Systems, Inc. In order to manufacture laser systems or repair laser systems, we will need to become registered as a manufacturer with the FDA and abide by Good Manufacturing Practices (GMP). These regulations impose certain procedural and documentation requirements with respect to our manufacturing, research and development and quality assurance activities. Our facilities will be subject to inspections by the FDA and other regulatory agencies, and if any material noncompliance with GMP guidelines is noted, the marketing of all laser products may be adversely affected. During April 2002, the Company was involved in an inspection and received a "Form 483" notice resulting in its inability to ship products to certain countries throughout the world and has completed follow-up inspection during April 2003, which released product for shipment. The Company and its clinical investigators were involved in numerous inspections in 2003 and January 2004, which resulted in additional Form 483s.

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

SEC Investigation

On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder and former employee, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages amounting to $1,475,000. On January 7, 2004 the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except $106,354. This amount would need to be obtained from the other defendant's including SurgiLight. While SurgiLight is currently in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it has recorded this amount as potential monies owed.

On May 31, 2003 the SEC presented the Company with an Asset Forfeiture Notice requiring the transfer of all known assets of Dr. Lin, including all stock certificates, to the United States Government. Per the existing Voting Trust Agreement, these shares will continue to be voted by the outside directors of SurgiLight.

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




Item 7. Financial Statements

Consolidated Combined Financial Statements

SURGILIGHT, INC.

December 31, 2003 and 2002


Table of Contents


	Report of Independent Certified Public Accountants	1

	Consolidated Balance Sheets				2

	Consolidated Statements of Operations			3

	Consolidated Statements of Cash Flows			4

	Consolidated Statements of Stockholders' Equity	5

	Notes to Consolidated Financial Statements		6






REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
SurgiLight, Inc.
Orlando, Florida


We have audited the accompanying consolidated balances sheet of SurgiLight, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SurgiLight, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. These matters, among other things, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans related to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Moore Stephens Lovelace, P.A.


February 13, 2004
Orlando, Florida

                                    SURGILIGHT, INC.
                              CONSOLIDATED BALANCE SHEETS
                               December 31, 2003 and 2002
                                ASSETS
                                                                        2003          2002
                                                                       ------        ------
Current assets:
      Cash                                                          $   31,420     $     -
      Accounts receivable, less allowances for doubtful accounts
         of $161,995 and $106,051                                      132,459       26,526
      Inventories (note 6)                                             360,000      927,453
      Prepaid data collection fees                                     466,500      434,500
      Other current assets                                              79,244       32,978
                                                                     ---------    ---------
         Total current assets                                        1,069,623    1,421,457

Property and equipment, net of accumulated depreciation
      of $16,897 and $102,818 (note 7)                                  20,394       93,914

Other assets:
      Inventories (note 6)                                           4,424,364    4,014,296
      Intangible assets, net of accumulated amortization
         of $345,849 and $232,728 (note 5)                             217,531      333,152
      Assets of discontinued operations                                     -       484,101
                                                                    ----------    ---------

         Total assets                                               $5,731,912   $6,346,920
                                                                    ==========   ==========

                    LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
      Bank overdraft                                                $       -    $    3,678
      Accounts payable and accrued expenses                          1,640,622    1,087,835
      Customer deposits                                                755,333      735,333
      Short-term debt (note 8)                                         451,074      718,546
      Convertible debentures (note 8)                                  414,898    2,365,057
      Liabilities of discontinued operations                                -       115,119
                                                                    ----------    ---------
        Total liabilities, all current                               3,261,927    5,025,568

Debt to be converted into equity                                     1,088,154           -

Commitments and Contingencies

Stockholders' equity:
      Common stock, $0.0001 par value; 60,000,000 shares authorized;
         45,126,847 and 30,847,005 issued;
         45,080,712 and 30,800,870 outstanding                           4,513        3,085
      Preferred stock, $0.0001 par value; 5,000,000 shares
         authorized; 47,000 issued and outstanding                           6            6
      Additional paid in capital                                    10,955,742    9,545,323
      Treasury stock, 46,135 shares (at cost)                         (202,095)    (202,095)
      Accumulated deficit                                           (9,376,335)  (8,024,967)
                                                                    ----------   ----------
        Total stockholders' equity                                   1,381,831    1,321,352
                                                                    ----------   ----------

        Total liabilities and stockholders' equity                  $5,731,912   $6,346,920
                                                                    ==========   ==========

See accompanying notes to consolidated financial statements.
2

                             SURGILIGHT, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years Ended December 31, 2003 and 2002

                                                             2003          2002
                                                            ------        ------
Revenue:
   Sales of equipment                                   $ 1,157,240   $ 1,248,128
   Other                                                     24,950       131,207
                                                        -----------   -----------
    Total Revenue                                         1,182,190     1,379,335
Cost of Sales                                               168,251       201,389
                                                        -----------   -----------
    Gross profit                                          1,013,939     1,177,946

Operating expenses:
   Salaries and benefits                                    499,390       626,038
   Advertising and selling                                   81,831       204,977
   Administrative and other                                 634,894     1,012,270
   Professional fees                                        349,119       230,388
   Research and development (note 13)                       238,250       203,500
   Interest expense                                         136,164       182,194
   Depreciation                                              19,346        78,000
   Amortization                                             117,461       116,633
   Goodwill impairment loss (note 5)                             -         88,109
                                                         ----------    ----------
    Total operating expenses                              2,076,455     2,742,109
                                                        -----------   -----------
Loss from operations                                     (1,062,516)   (1,564,163)

Other income/(expenses) (note 16):
   Disgorgement expense                                    (106,354)           -
   Gain on sale of equipment                                     -        212,455
   Gain on sale of investment                                    -         10,852
   Loss on write-down of equipment & patents                (80,353)      (51,104)
                                                         ----------    ----------
Loss before income taxes                                 (1,249,223)   (1,391,960)
Provision for income tax (note 9)                                -             -
                                                         ----------    ----------
Loss from continuing operations                          (1,249,223)   (1,391,960)

Discontinued operations (note 15):
   Income (loss) from operations of AMLSI
    (including loss on disposal of $504,995)                     -       (489,735)
   Income (loss) from operations of Plantation
    (including loss on disposal of $85,803)                (102,145)      (59,872)
                                                          ----------    ----------
     Net income (loss) from discontinued operations        (102,145)     (549,607)
                                                          ----------    ----------
     Net Loss                                           $(1,351,368)  $(1,941,567)
                                                         ===========  ============

     Basic and diluted loss per share:
        Loss from continuing operations                     (0.030)       (0.048)
        Discontinued operations                             (0.003)       (0.019)
                                                            -------       -------
        Net loss per share - Basic and diluted              (0.033)       (0.067)
                                                            =======       =======
     Weighted average shares used in calculating
      net loss per share - Basic and diluted             40,843,869    29,039,525
                                                         ==========    ==========

See accompanying notes to consolidated financial statements.
3

                          SURGILIGHT, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended December 31, 2002 and 2001
                                                           2003         2002
                                                          ------       ------
Cash flows from operating activities:
  Net loss                                            $(1,351,368)  $(1,941,567)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                         19,346        78,000
      Amortization                                        117,461       116,633
      Provision for bad debts                             161,193       463,745
      (Gain) loss on disposal of equipment & patents       80,353      (161,351)
      Loss on disposal of Plantation assets                85,803            -
      Provision for intangibles valuation                      -        228,109
      Stock issued for services                                -        204,654
      Common stock returned                                    -        (16,434)
      Non-cash interest expense                                -        140,994
 (Increase) decrease in assets and liabilities, net
    of business acquisitions and dispositions
      Receivables                                        (267,126)       81,704
      Inventories                                         157,385       187,812
      Prepaid data collection fees                        (32,000)     (259,500)
      Other current assets                                (46,266)      (90,780)
      Intangible assets                                   (27,500)      (70,000)
      Accounts payable                                    616,907        84,501
      Customer deposits                                    20,000       397,000
      Discontinued operations                             283,180       465,784
                                                      ------------  ------------

      Net cash used in operating activities              (182,632)      (90,696)
                                                      ------------  ------------

Cash flows from investing activities:
  Purchases of equipment                                     (519)      (12,353)
  Proceeds from sale of assets                                  -        174,000
                                                      ------------  ------------

      Net cash provided by (used in)
         investing activities                                (519)      161,647
                                                      ------------  ------------

Cash flows from financing activities:
  Bank overdraft                                           (3,678)        3,678
  Repayment of debt                                      (273,472)      (79,000)
  Loans from shareholders                                   6,000        40,000
  Proceeds from private placement                         500,000            -
  Repayment of debentures                                 (14,279)     (112,609)
                                                      ------------  ------------

      Net cash provided by (used by)
        financing activities                              214,571      (147,931)
                                                      ------------  ------------
Net increase (decrease) in cash                            31,420       (76,980)
Cash, beginning of year                                        -         76,980
                                                      ------------  ------------
Cash, end of year                                     $    31,420     $      -
                                                      ============  ============

Cash paid during the year for interest                $    32,266     $  11,466
                                                      ============  ============

See accompanying notes to consolidated financial statements.
4




                                      SURGILIGHT, INC.
                       Consolidated Statements of Stockholders' Equity
                           Years ended December 31, 2003 and 2002

                                                                      Additional                           Total
                                    Common Stock     Preferred Stock   Paid-In    Treasury  Accumulated Stockholders'
                                  Shares     Amount   Shares Amount    Capital     Stock       Deficit     Equity
                               --------------------  ---------------  ----------  --------- ------------ ------------

Balances at December 31, 2001
  as previously reported       27,883,713    $2,789    62,000    $7   $9,020,403 $(202,095) $(5,108,400) $3,712,704
Prior Period Adjustment                -         -         -      -           -         -      (975,000)   (975,000)
                               ----------  --------   -------   ----  ----------   --------- ----------- -----------
Balance at December 31, 2001,
  as adjusted                  27,883,713     2,789    62,000     7    9,020,403  (202,095)  (6,083,400)  2,737,704

Sale of interest in EMX          (91,300)        (9)        -     -      (16,425)       -            -      (16,434)

Stock issued for services       1,022,239       102         -     -      204,361        -            -      204,463

Conversion of preferred stock     117,647        12   (15,000)   (1)         (11)       -            -           -

Stock issued related to
Premier Laser System purchase   1,914,706       191         -     -       34,809        -            -       35,000

Common stock to be issued               -         -         -     -      206,186        -            -      206,186

Other                                   -         -         -     -       96,000        -            -       96,000

Net loss                                -         -         -     -            -        -    (1,941,567) (1,941,567)
                               ----------  --------    ------   ----  ---------- ---------  ------------ -----------

Balances at December 31, 2002  30,847,005     3,085    47,000     6    9,545,323  (202,095)  (8,024,967)  1,321,352

Private Placement Issue         1,736,110       174        -      -      499,826        -            -      500,000

Conversion of deposit             754,148        75        -      -          (75)       -            -           -

Stock issued related to
Premier Laser Systems purchase  5,347,594       535        -      -         (535)       -            -           -

Replacement shares issued         641,774        64        -      -          (64)       -            -           -

GEM debenture conversion        5,800,216       580        -      -      911,267        -            -      911,847

Net Loss                               -         -         -      -           -         -    (1,351,368) (1,351,368)
                               ----------  --------    ------   ----  ---------- ---------  ------------ -----------

Balances at December 31, 2003  45,126,847    $4,513    47,000    $6  $10,955,742 $(202,095) $(9,376,335) $1,381,831
                                ==========   =======   =======    === =========== ========== ============ ===========

See accompanying notes to consolidated financial statements.

5




SURGILIGHT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

Note 1.	The Company and Summary of Significant Accounting Policies

(a)	Organization

SurgiLight, Inc. ("the Company" or "SurgiLight") designs, manufactures and sells ophthalmic lasers and related products and services based on its own and licensed intellectual property, primarily for use in refractive and presbyopia procedures.

SurgiLight's wholly owned subsidiaries, which comprised an operating segment of the Company, (Plantation Laser Eye Center, "Plantation" and American Medical Laser Services, Inc., "AMLSI") provided medical laser services in the state of Florida.

Effective October 1, 2002, the Company entered into a formal plan to dispose of both Plantation and AMLSI, therefore they have been reported as Discontinued Operations in the accompanying financial statements. The AMLSI operations were discontinued at December 31, 2002 and all of its assets were written off except for the escrowed cash account. On June 12, 2003, the Company entered into an agreement to sell certain of the Plantation assets for a total consideration of $133,820 that was comprised of the assumption of two equipment leases of $59,293 and $9,527 and a cash payment of $65,000 which was received in full in October 2003. The related assets had a net book value of $219,624 at that date. Accordingly, the Plantation subsidiary has been disposed as of June 12, 2003 and the resulting loss on disposal of $85,803 has been included in the discontinued operations activity in this report.

Going Concern Risk and Management Plan

Liquidity and Capital Resources - As of December 31, 2003, we had a cash balance of $31,420 and a working capital deficit of $(2,192,304) as compared to a bank overdraft of $(3,678) and a working capital deficit of $(3,604,111) at December 31, 2002. The Company had a negative $182,632 in cash flow from operating activities during 2003 and paid down $269,926 of its credit line. These amounts were offset by a private placement of $500,000. It should be noted that the 2003 decrease in the working capital deficit would have been greater except for the significant reduction in short-term inventory from $927,453 at December 31, 2002 to $360,000 at December 31, 2003.

The Company's future capital requirements will depend on many factors, the scope and results of pre-clinical studies and pre-clinical trials, the cost and timing of regulatory approvals, research and development activities, establishment of manufacturing capacity, and the establishment of the marketing and sales organizations and other relationships, acquisitions or divestitures, which may either involve cash infusions or require additional cash. There is no guarantee that without additional revenue or financing, the Company will be able to meet its future working capital needs. In addition, without the required regulatory approvals, the value of the Company's inventory could be impaired.

The Company has severe liquidity problems which compromises its ability to pay principal and interest on debt and other current operating expenses in a timely manner. The Company is seeking additional sources of financing, which may include short-term debt, long-term debt or equity. There is no assurance that the Company will be successful in raising additional capital. In November 2002, the Company received a commitment letter for a $10 million line of credit secured by the Company's inventory and accounts receivable. The terms require obtaining a bank guarantee at a cost of $585,000, $92,500 of processing fees to be paid prior to closing, and an additional $153,000 to be paid at time of closing the transaction. The line of credit is for a term of ten years and accrues interest at a fixed rate of 4.75% for amounts utilized. The Company has been negotiating the final agreement with the lender. However, there is no guarantee that the debt financing will be received or if received will be according to these terms.

The Company's ability to meet its working capital needs will be dependent on the ability to sign additional distribution and licensing arrangements, achieve a positive cash flow from operations, achieve and sustain profitable operations, and obtain additional debt and/or equity capital.

Substantial Indebtedness - We have a substantial amount of indebtedness. As of December 31, 2003 the total indebtedness was $4,350,081 (including accounts payable and accrued expenses of $1,640,622, a convertible debenture of $414,898, and short-term notes payable comprised of the remaining balance on the Premier acquisition of $175,000, line-of-credit of $230,074, $46,000 in loans from shareholders, customers deposits of $755,333 and the $1,088,154 remaining from the GEM convertible debenture conversion). The GEM note payable will be satisfied with an equity issuance when the Board of Directors authorizes additional common stock.

As of December 31, 2002, the $500,000 Merrill Lynch line-of-credit was fully exhausted and future borrowing under that facility was not available for any purpose. Currently, the line-of-credit is in a default status and the Company is gradually repaying the debt. We have received a letter of commitment from a funding source to replace this line-of-credit with a $10 million line-of-credit pending the results of due diligence. However, there is no assurance that we will obtain such debt financing. If such funding is obtained, we plan to use the funds to pay down our indebtedness, allowing our operating income to be used to further the growth of the business.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries, Plantation and AMLSI; however, Plantation and AMLSI have been classified as discontinued operations. All significant intercompany balances and transactions have been eliminated in consolidation.

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

We follow Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value Of Financial Instruments" ("SFAS 107") and related pronouncements in accounting for and disclosing the value of financial instruments. The values we show for our financial assets and liabilities as of December 31, 2003 and 2002 (including cash and cash equivalents, accounts receivable, accounts payable, debt and accrued liabilities) approximate the fair market value of these assets and liabilities due to their short maturity.

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

2003
2002
Balance at beginning of year
$ 106,051
$ 133,000
Provision for credit losses
161,193
463,745
     Less: Charge offs
(105,249)
(490,694)
Allowance for doubtful accounts -
end of year
$ 161,995
$ 106,051

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

Inventory, which consists primarily of laser systems parts and components purchased, is stated at the lower of cost or market. Cost is determined using the specific identification method. The Company has sold its presbyopia laser systems for prices in excess of carrying amounts and anticipates continuing to do so. It is the Company's belief that both the book value transferred and the current market value of the inventory has not undergone obsolescence as the inventory continues to meet the criteria established to perform the surgical routines that comprise its business focus and market. The financial statements do not purport to show the realizable value of the inventory or any of the Company's assets on a liquidation basis or their availability to satisfy liabilities.

The Company reports inventory as both short-term and long-term assets. The short-term component represents what is budgeted to be used during the next twelve-month sales cycle. At December 31, 2003 the short-term and long-term components were $360,000 and $4,424,364, respectively.

(h)	Property and Equipment

Property and equipment are stated at cost. Furniture and equipment are depreciated using the straight-line method over the estimated lives (three to seven years) of the assets. Such depreciation is separately stated on the consolidated statements of operations.

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

Basic earnings or loss per common share are computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied), if dilutive. Diluted loss per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase common stock, and convertible debentures and are included in the computation using the treasury stock method if they would have a dilutive effect. Diluted losses per share for the years ended December 31, 2003 and 2002 are the same as basic loss per share.

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

The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure pursuant to the provisions of SFAS No. 123.

(q)	Operating Segments

The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", on December 31, 1998 that requires companies to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance. This statement also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers.

(r)	Treasury Stock

In 2001, the Board of Directors authorized the repurchase on the open market, at management's direction, of up to 100,000 shares of the Company's stock during any one year. The Company subsequently repurchased 46,135 shares of common stock which are recorded as "Treasury Stock" and resulted in a reduction of "Stockholders' Equity."

(s)	Advertising

Advertising costs are expensed as incurred and amounted to $81,831 and $204,977 for the years ended December 31, 2003 and 2002, respectively.

(t)	Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform with the 2003 presentation.

Note 2.	Acquisitions and Dispositions

Premier Laser Systems

In October 2000, the Company acquired the inventory and technology of Premier Laser Systems (see note 20). The inventory consisted of work in process and finished goods laser systems. The purchase price, including legal fees of $20,000, was $3,745,000 and was allocated as follows:
$3,400,000 to inventory, $345,000 to intangible assets consisting of technology, patents and FDA approval costs. The purchase price has been completely paid off.

In December 2001, the Company agreed to acquire additional inventory for $1,700,000 payable in $350,000 of cash and $1,350,000 of the Company's common stock. Of the original $350,000 liability due to be paid in cash, there are two separate remaining payments of $87,500 that are included in the accompanying financial statements under short-term debt with an amount totaling $175,000. Of the original $1,350,000 liability due to be paid in common stock, two separate issuances totaling $350,000 were made during 2002. The remaining $1,000,000 of common stock was issued to Premier during January 2003.

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

The AMLSI operations were discontinued at December 31, 2002 and all of its assets were written off except for the escrowed cash account. On July 2, 2003, Merrill Lynch secured a judgment as a result of the default on the $500,000 line-of-credit. Subsequent to that, the Company had released its rights to Merrill Lynch of the $264,477 of escrowed cash.

EMX

In March 1999, the Company acquired 100% of the stock of EMX, Inc. in exchange for 230,000 shares of the Company's common stock. The acquisition was accounted for using the purchase method. On January 1, 2000, the Company sold 85% of its wholly owned interest in EMX in exchange for 120,000 shares of the Company's common stock. The acquired shares were subsequently cancelled. On August 29, 2002 the Company and EMX entered into an agreement whereby the Company would exchange its remaining 150,000 shares of EMX stock in exchange for the 91,300 shares of Company stock held by EMX. As a result of the stock exchange, neither the Company nor EMX would hold any further financial or administrative interest in the other entity. During the year ended December 31, 2002, the Company recorded a gain on the exchange of $10,852. In addition, EMX agreed to pay the Company an amount equal to fifteen percent (15%) of its net profit for each of the 2003 and 2004 calendar years. To date, EMX has reported no net profits.

Plantation Laser Center

On June 12, 2003, the Company entered into an agreement to sell certain of the Plantation assets for a total consideration of $133,820 that was comprised of the assumption of two equipment leases of $59,293 and $9,527 and a cash payment of $65,000. The related assets had a net book value of $219,624 at that date. Accordingly, the resulting loss on disposal of $85,803 has been included in the discontinued operations activity in this report.

Note 3.	Prior Period Adjustment

During the second quarter of 2002, the Company discovered that errors occurred in valuing the closing inventory at December 31, 2001. The errors consisted of reporting inventory that had been previously sold in the ordinary course of business to customers resulting in an overstatement of ending inventory, and inventory that had been incorrectly valued and misclassified. The aggregate amount of the errors was $975,000 or ($0.042 per share). Therefore, the Company recorded a prior period adjustment for the errors and 2001 Cost of Sales and Inventory were adjusted accordingly.

Note 4.	Common Stock

During 2002, the Company issued shares of common stock in exchange for legal services valued at $204,462. The value for the legal fees was determined based on the value of the services performed. No stock was issued for services for the year ended December 31, 2003.

Issuable Shares - At December 31, 2002 the Company was obligated to issue 6,743,516 of common shares. All shares were issued in January 2003. At December 31, 2003 the Company is obligated to issue 11,697,652 common shares to satisfy the balance of the GEM note payable.

Deposit Conversion - On January 21, 2003, the Company issued 754,148 common shares in repayment of a $100,000 customer deposit.

Premier Laser Systems - On January 21, 2003, the Company issued 5,347,594 common shares to Premier Laser Systems in satisfaction of its purchase obligation.

Replacement Shares - On January 21, 2003, the Company issued 641,774 common shares to two existing shareholders in satisfaction of its obligation to replace shares previously surrendered.

Note 5.	 Intangible Assets

The components of intangible assets at December 31, 2003 and 2002 are summarized as follows:

2003
2002
Patents
$  150,000
$  180,000
Application & Loan costs
413,380
385,880
Gross intangible assets
563,380
565,880
     Less: Accumulated Amortization
(345,849)
(232,728)
Net intangible assets
$  217,531
$  333,152

At December 31, 2003 and 2002, the Company evaluated the carrying value of its goodwill components and other intangibles to determine if an impairment had occurred that warranted an adjustment to the carrying value of those intangibles. As a result of those evaluations, all goodwill was determined to be impaired as of December 31, 2002 and was therefore written off resulting in an expense of $88,109 related to continuing operations.

The estimated aggregate amortization expense for each of the five succeeding years is as follows:

Year
Amortization
2004
$   19,750
2005
   19,750
2006
 19,750
2007
19,750
2008
19,750

Note 6.	Inventories

The components of inventories at December 31, 2003 and 2002 are summarized as follows:

2003
2002
Raw Materials
$ 1,677,379
$ 1,677,379
Work in progress
272,499
299,175
Finished goods
2,834,486
2,965,195
     Total Inventory
$ 4,784,364
$4,941,749

Management has reclassified $4,424,364 of the Company's inventory to long-term assets in the accompanying balance sheet to reflect inventory to be consumed beyond the current operating cycle.

Note 7.	Property and Equipment

Property and equipment used in continuing operations at December 31, are as follows:

2003
2002
Furniture and equipment
$  32,291
$    32,536
Laboratory equipment
   5,000
164,196
     Total Property and Equipment
 37,291
  196,732
Less: Accumulated Depreciation
(16,897)
(102,818)
     Net Property & Equipment
$  20,394
$    93,914

Depreciation expense amounts to $19,346 and $78,000 for the years ended December 31, 2002 and 2001, respectively.

Note 8.	Notes Payable and Convertible Debentures

Notes payable consist of the following at December 31, 2003 and 2002:

2003
2002

Note payable to financial institution. Interest payable monthly at a variable rate of 30-day commercial paper plus
3.15%. Due on August 31, 2002. Collateralized by all assets. In default and currently in litigation.

230,074

500,000

Notes payable to Equipment Finance Company, due in monthly installments of $488, including interest at 12% through October 2003.

 -

3,546

Notes payable to Premier Laser Systems, due in two remaining installments of $87,500 (see note 20).

175,000

175,000

Notes payable to director / shareholder, including interest at 6%. Collateralized by intangible assets.

26,000

20,000

Notes payable to director / shareholder, including interest at 6%. Collateralized by intangible assets. Additional monies owed this director / shareholder are also collateralized by intangible assets.


20,000


20,000

Note payable to director / shareholder, including interest at 8%. Collateralized by unreleased shares of the Company's common stock.

1,088,154

 -
Total Short-term debt
1,539,228
718,546

GEM Convertible Debenture - During January 2003, Global Emerging Markets ("GEM") had notified the Company of its intent to convert all of the debenture's remaining balance to stock effective January 2003.
Subsequently GEM and the Company agreed for GEM to convert the remaining $2 million debenture to common stock at a price of $0.093.

On June 17, 2003, the Company issued to GEM 5,800,216 shares that when combined with the transfer of the previously escrowed 4,002,132 shares that collateralized the original debenture, GEM was issued possession of 9,802,348 of the 21,500,000 shares resulting from the conversion. The remaining shares of 11,697,652 are to be issued upon authorization to increase the Company's total authorized common stock to 100 million from 60 million shares and thus are currently recorded as debt to be converted to equity with a balance of $1,088,154. The note payable is currently in a default status accruing interest at 8% per annum due to the inability of the Company to produce an effective registration statement.

Convertible debentures consist of the following at December 31,

2003
2002
3% debentures convertible at the lesser of $7.50 per
share or 125% of the average bid price prior to
closing; or at the average of the three lowest closing
bid prices thirty days prior to conversion


$
-


$1,935,880
Debentures convertible at the average closing bid price
for the ten trading days prior to conversion and
bearing monthly interest of approximately $3,300. The
debenture is uncollateralized and matured December 31,
2002.


414,898


429,177

Total convertible debentures

$ 414,898

$2,365,057

Note 9.	Income Taxes

The Company has incurred losses since its inception. Due to the uncertainty of the realization of the tax loss carryforward, the Company has established a 100% valuation allowance against the carryforward benefit.

The Company has net operating loss carryforwards totaling approximately $9 million, which expire through the year 2023.

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

Preferred Shares - The Company has 47,000 shares outstanding of Series A convertible preferred stock that were issued in a 2001 private placement. Each share contains a warrant to purchase an additional one-quarter share of common stock. As part of the private placement memorandum, any shares not converted at November 30, 2003 are to be automatically converted into shares of common stock at the current market value. The Company is currently converting those remaining shares.

Private Placement - On January 24, 2003, the Company consummated a previously announced private placement agreement with a group of four accredited investors, including ophthalmic-knowledgeable doctors. The offering was for $500,000 and included the purchase of 1,736,111 of the Company's common shares. Under the agreement, investors purchased for approximately $.29 each a unit consisting of one share of the Company's restricted common stock and a warrant with an exercise price of $0.42 per share. An additional 1,736,111 warrants with an exercise price of $0.65 per share are currently due because of the Company's failure to have the underlying shares registered within the agreed upon timeframe. The warrants are exercisable for five years from date of issuance.

GEM Convertible Debenture - During January 2003, GEM had notified the Company of its intent to convert all of the debenture's remaining balance to stock effective January 2003. Subsequently GEM and the Company agreed for GEM to convert the remaining $2 million debenture to common stock at a price of $0.093. GEM initially converted shares equal to nineteen and nine-tenths percent (19.9%) of the total issued and outstanding shares of the Company's common stock on April 11, 2003 (the "Effective Date") and was also granted possession of the shares that were originally escrowed as part of the debenture agreement. GEM will only be authorized to vote 19.9% of the Company's authorized and outstanding shares except under certain conditions and has been awarded one seat on the Company's Board of Directors. GEM will also set aside 2.1 million shares, which represent 10% of the total conversion shares, to be used for a management and employee stock option plan. At December 31, 2003, the debenture has been partially converted leaving a note payable liability balance of $1,088,154. That note payable is convertible into shares of common stock when sufficient shares become authorized and available. The Company has been notified by GEM's legal counsel to cure the issuance of the remaining shares.

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

The Company's records show an aggregate of 5,645,222 stock options and warrants outstanding at December 31, 2003. The following table summarizes the aggregate stock option activity for the years ended December 31, 2003 and 2002:

Shares Under
Option/
Warrant
Weighted-
Average
Exercise
Price
Outstanding at December 31, 2001
949,172
$1.29



Granted 2002
1,892,000
$0.27
Cancellations 2002
 (76,000)
$0.36
Outstanding at December 31, 2002
2,765,172
$0.62



Granted 2003
3,764,222
$0.51
Cancellations 2003
  884,172
$0.98
Outstanding at December 31, 2003
5,645,222
$0.54



Shares exercisable at December
31, 2003
5,321,223
$0.55

The range of exercise prices for options and warrants at December 31, 2003 was $0.01 to $3.34. The following tables summarize information about options and warrants outstanding at December 31, 2003:

Outstanding Options / Warrants
Range
Of
Exercise
Prices

Number
Of
Shares
Weighted
Average
Remaining
Contractual
Life (in
years)
Weighted
Average
Exercise
Price
$.01 -
$1.50
5,545,222
5.5
$ 0.49
$3.34
  100,000
1.0
$ 3.34

5,645,222

$ 0.54

Exercisable Options / Warrants
Range
Of
Exercise
Prices

Number
Of
Shares
Weighted
Average
Exercise
Price
$.01 -
$1.50
5,221,223
$ 0.50
$3.34
  100,000
$ 3.34

5,321,223
$ 0.55

Financial Accounting Standards Board pronouncement FAS No. 123
"Accounting for Stock-Based Compensation," ("FAS 123") requires that the Company calculate the value of stock options at the date of grant using an option pricing model. The Company has elected the "pro-forma, disclosure only" option permitted under FAS 123, instead of recording a charge to operations, as shown below:

2003
2002
Net loss
As reported
$  (1,351,368)
$  (1,941,567)

Pro forma
$  (1,544,258)
$  (2,331,001)




Loss per share
Basic and
Diluted




   As reported

$(0.033)

$(0.067)


   Pro forma

$(0.038)

$(0.080)

The Company's weighted-average assumptions used in the pricing model and resulting fair values are as follows:

2003
2002
Risk-free rate
3%
3%
Expected option life (in
years)
10
10
Expected stock price
volatility
147%
147%
Dividend yield
0%
0%
Weighted average grant date
value
$         0.27
$         0.27

Note 11.	  Segment Information

The following presents the Company's segment information for the years ended December 31, 2003 and 2002.

2003
SurgiLight
2003
Centers
2002
SurgiLight
2002
Centers
Revenues
$ 1,182,190
$   134,100
$ 1,379,335
$ 1,334,730
Cost of goods sold
168,251
 64,506
201,389
243,115
Salaries and benefits
499,390
 31,556
626,038
374,322
Advertising and selling
 81,831
 1,456
204,977
11,472
Administrative and other
  634,894
 46,315
1,012,270
260,918
Professional fees
349,119
     -
230,388
136,589
Research and development
238,250
 -
203,500

Depreciation &
amortization
136,807
      -
194,633
193,334
Net interest (income)
expense
136,164
 6,609
182,194
19,592
Other (Income) or Loss
186,707
85,803
(84,094)
644,995
Net Income (Loss)
(1,249,223)
(102,145)
(1,391,960)
(549,607)

The amounts presented as Centers represents the discontinued operations of both Plantation and AMLSI.

Note 12.	  Lease Obligations

The Company leases office space under operating lease arrangements. Future minimum payments under these non-cancelable operating leases as of December 31, 2002, are approximated as follows:
2004	$119,750
2005	$125,738

Rent expense during the years ended December 31, 2003 and 2002 was $115,283 and $103,463, respectively.

Note 13.	  Research and Development

For the years ended December 31, 2003 and 2002, the Company incurred $238,250 and $203,500, respectively, for research and development costs that were primarily focused on developing presbyopia as the Company's core business operation. Activities were focused on seeking U.S. FDA approval to begin performing clinical trials and selling the Company's technology in international markets.

Note 14.	  Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The statement is not anticipated to have a significant effect on the Company's financial position or results of operations.

In December 2003, the FASB issued FASB Interpretation No. 46 (Revised), "Consolidation of Variable Interest Entities". This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which
equity investors do not bear the residual economic risks.   The Company
currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

Note 15.	  Discontinued Operations

During October 2002, the Company adopted a formal plan to dispose of its subsidiaries, AMLSI and Plantation Laser Center. Therefore, the positions and activity generated by each of the entities has been separately classified in the accompanying financial statements as discontinued operations.

As previously mentioned, Miano ceased the operations of AMLSI on December 31, 2002 and transferred the existing assets to another company resulting in a loss to the Company of $504,995. In January 2004, we filed suit seeking recovery of the value of the assets transferred plus additional statutory damages (see Item 3. Legal Proceedings and Note #19). The net income of AMLSI for 2002 was $15,261.

On June 12, 2003, the Company entered into an agreement to sell certain of the Plantation assets for a total consideration of $133,820 that was comprised of the assumption of two equipment leases of $59,293 and $9,527 and a cash payment of $65,000. The related assets had a net book value of $219,624 at that date. Accordingly, the Plantation subsidiary has been disposed as of June 12, 2003 and the resulting loss on disposal of $85,803 has been included in the discontinued operations activity in this report. The net loss of Plantation for 2002 was $59,872.

Note 16.	  Non-Operation Items

SEC Disgorgement - On January 7, 2004 the SEC notified SurgiLight that a disgorgement amount of $106,354 is also due which represents additional monies owed by Dr. Lin on the $1,475,000 damages. We are currently in discussions with the SEC seeking relief from that disgorgement. The $106,354 is recorded in accrued expenses as of December 31, 2003.

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

Write Down of Assets - At December 31, 2003, the Company determined that the carrying value of its laboratory equipment was not representative of its current market value. Therefore an adjustment was recorded resulting in a loss of $54,693.

Write Down of Patents - At December 31, 2003, the Company determined that the carrying value of one of its patents was not representative of its current market value. Therefore an adjustment was recorded resulting in a loss of $25,660.

Note 17.	  Commitments and Contingencies

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

SEC Investigation - On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder, former employee and significant shareholder, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages amounting to $1,475,000. On January 7, 2004 the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except $106,354. This amount would need to be obtained from the other defendant's including SurgiLight. While SurgiLight is currently in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it has recorded this amount as potential monies owed.

On May 31, 2003 the SEC presented the Company with an Asset Forfeiture Notice requiring the transfer of all known assets of Dr. Lin, including all stock certificates, to the United States Government. Per the existing Voting Trust Agreement, these shares will continue to be voted by the outside directors of SurgiLight.

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

Note 18.	  Legal Proceedings

Paul Miano - Advanced Medical Laser Services, Inc. ("AMLSI") and Paul Miano ("Miano") filed a lawsuit against us on September 26, 2001, in Broward County, later moved to Orange County, alleging breach of contract for our alleged failure to finance up to $1,000,000 of working capital. Our counsel and we believe that this lawsuit is without merit and immaterial, and we are vigorously defending against this claim. On December 31, 2002 Miano ceased AMLSI operations and transferred the Company's corporate assets to another organization without our prior knowledge and consent. In January 2004, we filed suit seeking recovery of the value of the assets transferred plus additional statutory damages. In February 2004, Miano revised his claims and added certain officers and directors of SurgiLight to the litigation. Based on the advice of legal counsel, we believe that this lawsuit is without merit and immaterial, and we are vigorously defending against this claim, therefore no provision for loss has been made in these financial statements that may result from this uncertainty.

SEC Investigation - On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder, former employee and significant shareholder, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages amounting to $1,475,000. On January 7, 2004 the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except $106,354. This amount would need to be obtained from the other defendant's including SurgiLight. While SurgiLight is currently in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it has recorded this amount as potential monies owed.

On May 31, 2003 the SEC presented the Company with an Asset Forfeiture Notice requiring the transfer of all known assets of Dr. Lin, including all stock certificates, to the United States Government. Per the existing Voting Trust Agreement, these shares will continue to be voted by the outside directors of SurgiLight.

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

On July 2, 2003, Merrill Lynch secured a judgment as a result of the default on the $500,000 line-of-credit. Subsequent to that, the Company has released its rights to Merrill Lynch of the $264,477 of escrowed cash that has been subject of the ongoing dispute between the Company and AMLSI. Additional payments were made during 2003 reducing the liability balance to approximately $230,074 plus accrued interest.

Other Litigation - From time to time, the Company is party to other litigation. The Company and its counsel believe this litigation is not material. In January 2004, one vendor secured a judgment for $91,000 against the Company for payment of temporary accounting services. This judgment will be paid as resources allow.

Note 19.  Certain Relations and Related Transactions

Premier Laser Systems - The Company's balance as of December 31, 2003, to Premier Laser Systems, Inc. is $175,000 payable in cash remaining from the purchase of Premier's ophthalmic laser product line in December 2001. Colette Cozean, Ph.D. a Director and Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999. Premier currently owes Dr. Cozean approximately $120,000 for severance, life insurance, expenses and salary. Premier also owes Dr. Cozean up to $167,375 as a commission from sale of Premier assets of which $81,125 is from the second acquisition of assets by SurgiLight.

In November 2000, the Company entered into a consulting agreement with Dr. Cozean. Currently, the Company agreed to pay her as CEO and a regulatory consultant at a rate of $13,500 per month and issue her options each month for 3,500 shares at a 10% discount off of fair market value in exchange for her services.

Royalties - For the years ended December 31, 2003 and 2002, royalties were accrued for the benefit of J.T. Lin, a former employee and director of the Company, in the amounts of $11,656 and $1,663, respectively. Dr. Lin receives a royalty of 2.5% of the net revenues generated over the life of the patents.

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

Directors' Loans made to the Company - During October 2002, CEO Colette Cozean and CFO Stuart Michelson each loaned the Company $20,000 which was used to fund a portion of the closing costs on the Company's current debt refinancing. In April 2003, CFO Michelson loaned the Company an additional $6,000. UCC forms were filed to secure these loans with the Company's intangible assets as well as other unpaid fees due these Directors.

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

Item 8A. Controls and Procedures

The Company's President, Chief Executive Officer, and Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this annual report. Based upon this evaluation, they concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect internal controls subsequent to the evaluation date.







PART III

Item 10. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

The table below sets forth the names of our executive officers and directors and information concerning them:

              Name                  Age                 Position

Timothy J. Shea                      46       President, Chief Operating
Officer,Secretary

Ming-yi Hwang, Ph.D.                 47       Director of R&D

Colette Cozean, Ph.D. 4,7            46       Chairwoman, CEO, Director

Lee Chow, Ph.D. 2,6                  52       Director

Robert J. Freiberg, Ph.D. 3,6        65       Director

Stuart E. Michelson, Ph.D. 4,6       51       CFO, Treasurer, Director

Louis P. Valente, C.P.A. 3,5         72       Vice-Chairman, Director

Ronald Higgins 2,4,5                 62       Director

Sandra Norton, MD 5                  62       Director

John Varley 2, 7                     42       Director

Edward Tobin 3, 7                    47       Director

2. Audit Committee  3. Compensation Committee  4. Special Committee
 5. Staggered Term Ends 2005  6. Staggered Term Ends 2006
  7. Staggered Term Ends 2004

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

Stuart E. Michelson, Ph.D. Dr. Michelson was appointed as a Director in July 2001 and appointed to the CFO position in June 2002. Dr. Michelson currently is the Roland and Sarah George Professor of Finance at Stetson University (2001 to the present). He was on the faculty of University of Central Florida (UCF) from 1997-2001, and was on the faculty of Eastern Illinois University from 1991 to 1997. He obtained his Ph.D. in Finance from the University of Kansas in 1991 and an M.B.A. from the University of Missouri in 1978. He is the Executive Vice President, Academy of Financial Services. He is the Vice President, Academy of Business Education. He has been a member of the Editorial Board of Journal of Current Research in Global Business, Journal of Business and Economic Perspectives, and Journal of Business Education and the Reviewer for Financial Practice and Education, Financial Services Review, The Quarterly Review of Economics and Finance, Managerial and Decision Economics, Journal of Financial Counseling & Planning, and Journal of Financial Education and Reviewer for International Board of Standards and Practices for Certified Financial Planners. He was also on the Charleston Recreation Foundation Board Committee from 1996 to 1997, Charleston School Board Technology Steering Committee from 1995 to 1997, and Chair of the Technology Advisory Committee at UCF from 1997 to the present. He has served as a Consulting Engineer for Burns & McDonnell and Design Engineer for Bendix Corporation (Allied Signal). Dr. Michelson had published over 30 journal research articles.

Lee Chow, Ph.D. Dr. Chow was appointed as a Director in March 2000. Dr. Chow currently serves on the faculty in the Physics Department for the University of Central Florida (UCF), a position he has held since 1983. He obtained his Ph.D. degree in Physics from Clark University in 1981. Dr. Chow has been the Technical Member of American Physical Society, Material Research Society, and American Association for the Advancement of Science. He served as the President of Chinese-American Association of Central Florida from 1985 to 1986, and Chinese-American Scholar Association of Florida from 1997to 1998. He has received many research awards including the Teaching Incentive Award (1996), NSF Grant (1991-
93), Florida High Tech Research Council Grant (1989-1991) and I-4 Florida Research Council Grant (1997-2000). He currently is serving in the Committee of Radiation and Safety, College Personal and Promotion for UCF. Dr. Chow also served as Technical Consultant for KEI, Inc., Quantum Nuclearnic, Inc. and, from 1991 to 1992, a Director of LaserSight, Inc. Dr. Chow has published more than 50 papers in professional refereed research journals.

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

John Varley. Mr. Varley, 42, is the former CEO of Esports Arena Inc., where he served from December 1999 through March 2003, and also cofounded the first World Cyber Games with Samsung Electronics. Mr. Varley previously was the Chief Financial Officer of Virtgame (OTC:BB VGTI) 1997
- 1999 and Director of Finance for American Classic Voyages (formerly
NASDAQ: AMCV). He has served as consulting CFO for clients including Triton Digital Imaging Systems, Bodywork Emporium, Xtreme Designs, DeFacto Snowboards, Image Systems, LLC, Free Clothing, CGM Telecommunications, CGM Publishing, CGM Group. He currently serves as consulting CFO for Price Law Group, APC in Los Angeles, CA since May, 2003. Mr. Varley is a Certified Public Accountant (Delaware) and a member of the AICPA. Varley holds an MBA, Finance from San Diego State University and a BA in Economics from UCLA.

Edward Tobin. Mr. Tobin is a Director of Global Emerging Markets North America, Inc., where he has managed venture capital investing since 1996. Prior to joining GEM, Mr. Tobin was Managing Director of Lincklaen Partners, a private venture capital group. Previously, he had been a portfolio manager with Neuberger and Berman and prior to that Vice President of Nordberg Capital, Inc., an institutional brokerage in New York City. Mr. Tobin received his MBA from the Wharton School, as well as a Master of Science in Engineering and a Bachelor of Science in Economics (cum laude) from the University of Pennsylvania.

Sylvia Norton, M.D., L.H.D. Dr. Norton, 62, is the founder and director of the Jerva Eye Laser Center in Syracuse, New York. She was bestowed with The Post Standard's Woman of Achievement Award in Medicine for 1983, Doctor of Humane Letters, LeMoyne College in 1990, and was honored as Citizen of the Year Award (Omega Psi Phi Fraternity), Syracuse, New York in 1993. In 1995 Dr. Norton was recognized on the Quality Service Honor Roll, Crouse Irving Memorial Hospital. She is published in numerous medical journals and her participation is frequently requested at medical symposiums. Dr. Norton has been elected to the board of trustees at LeMoyne College. She is also past Medical Director of the Central New York Eye Bank and Research Corporation. Dr. Sylvia Norton is founder and President of the West African Eye Foundation, Inc., Adjunct Professor of Ophthalmology, University of Ottawa Eye Institute. She holds a B.S. degree in distributed science from the American University, Washington, D.C., an M.D. from Upstate Medical Center State University, a fellow in corneal and anterior segment disorders from Rochester NY, and completed residencies in ophthalmology and internal medicine. She is a diplomat and fellow of the American Board of Ophthalmology.

Ron Higgins. Ronald E. Higgins, 62, served as Founder, Managing Director and Financial Manager of Woodworkers Club from its inception in 1996 until his retirement in 2002. Currently, he consults for Proclosure, LLC, which is developing a laser tissue-melding product. Prior management positions include Vice President, Operations of Premier Laser Systems from 1987 - 1996 with responsibility for all functions except R&D, sales and finance and regulatory affairs and quality assurance positions for Pfizer, Bentley and CardioPulmonics. His responsibilities included preparing and presenting marketing and scientific presentations for introduction of new technologies. He has experience in ophthalmology, cardiovascular surgery, dialysis and dentistry. He received a bachelor of science in zoology from the University of Utah in 1964 and completed post graduate courses in physiology and bio-chemistry.

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

On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder and former employee, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages amounting to $1,475,000. On January 7, 2004 the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except $106,354. This amount would need to be obtained from the other defendant's including SurgiLight. While SurgiLight is currently in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it has recorded this amount as potential monies owed.

On May 31, 2003 the SEC presented the Company with an Asset Forfeiture Notice requiring the transfer of all known assets of Dr. Lin, including all stock certificates, to the United States Government. Per the existing Voting Trust Agreement, these shares will continue to be voted by the outside directors of SurgiLight.

There are no family relationships among our directors or officers. Except as discussed above, none of the officers or directors has filed for bankruptcy or been convicted of crimes.

Item 10. Executive Compensation

The following table sets forth a summary of cash and non-cash compensation awarded or paid to, or earned by, executive officers with respect to services rendered in such capacity during 2003 and 2002. No other employee officers earned in excess of $100,000 during 2003 or 2002.

Name and Principal Position         Year       Salary        Bonus

Timothy J. Shea, President and      2002       $125,000     None
Chief Operating Officer

Timothy J. Shea, President and      2003       $132,500     Undecided
Chief Operating Officer

Director Compensation

We reimburse our directors for their reasonable expenses associated with attending meetings of the Board of Directors and a fixed cash compensation of $1,000 or $500 for each meeting or committee meeting attended by the director in person or telephonically, respectively. In addition, the Company has adopted a stock option plan that provides for the grants of incentive stock options under the Internal Revenue Code as well as options that don't qualify as incentive options. At each annual meeting of the Board commencing in July 2001, each director will be granted a stock option under the plan to purchase 50,000 shares of common stock, with 20,000 option shares vesting immediately upon grant, and the remaining 30,000 option shares vesting in increments of 10,000 shares each on the first, second and third anniversaries of the date of grant. The option exercise price will be equal to the fair market price at the time options are granted. The Board or a Stock Option Committee appointed by the Board will approve all options. In July 2000, each of the Directors was granted an option for 4,000 shares at an exercise price of $5.75 per share. In April 2001, each director was granted an option for 6,000 shares at and exercise price of $1.50 per share. In June 2002, upon assuming her duties as CEO, Dr. Cozean received 400,000 options, one half of which vested at that date. In June 2002, upon assuming his duties as CFO, Dr. Michelson received 200,000 options, one half of which vested at that date. In June 2002, upon assuming his duties as President, Timothy Shea received 450,000 options, one half of which vested at that date. In addition, Dr. Cozean is compensated for her services as CEO and regulatory consultant to us at a monthly rate of $13,500 plus 3,500 options at a 10% discount off of fair market value. Dr. Michelson is compensated for his services as CFO at a monthly rate of $2,500.

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

The compensation committee has reviewed the compensation and performance of the officers of the Company as compared to industry standards, and revised the compensation packages as appropriate for the year ending December 31,2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to the company with respect to beneficial ownership of our common stock as of December 31, 2003. The table lists: (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each director, (iii) each executive officer, and (iv) all of our directors and executive officer(s) as a group. Except as noted, each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned by such person.

Name and Address of Beneficial Owner  Vested Shares Total Shares  Percentage

GEM Global Yield Fund, Ltd. (1)           8,808,120      8,808,120   19.9%
Hunkins Waterfront Plaza
P.O. Box 556, Main Street
Nevis, West Indies

Voting Trust Committee of SurgiLight (2)  3,642,238      3,642,238    8.2%
12001 Science Drive, Suite 140
Orlando, Florida 32826

Edward Tobin (6)                                 -              -        *
12001 Science Drive, Suite 140
Orlando, Florida 32826

Colette Cozean, Ph.D.(3,6)                  705,000        735,000      1.7%
12001 Science Drive, Suite 140
Orlando, Florida 32826

Lee Chow (6)                                 70,000        110,000       *
12001 Science Drive, Suite 140
Orlando, Florida 32826

Robert J. Freiberg, Ph.D.(6)                 60,000        100,000       *
12001 Science Drive, Suite 140
Orlando, Florida 32826

Ming-yi Hwang                                16,000         16,000       *
12001 Science Drive, Suite 140
Orlando, Florida 32826

J.T. Lin                                  8,409,762      8,409,762   18.9%
4532 Carriage Trail (4)
Oviedo, Florida 32765

Stuart E. Michelson, Ph.D. (6)(7)           265,000         305,000     *
12001 Science Drive, Suite 140
Orlando, Florida 32826

Timothy J. Shea (5)                         421,000         496,000     1.1%
12001 Science Drive, Suite 140
Orlando, Florida 32826

Louis P. (Dan) Valente (6)                   60,000         100,000     *
12001 Science Drive, Suite 140
Orlando, Florida 32826

John Varley (6)                                  -               -      *
12001 Science Drive, Suite 140
Orlando, Florida 32826

Ronald Higgins (6)                               -               -      *
12001 Science Drive, Suite 140
Orlando, Florida 32826

Sandra Norton (6)                                -               -      *
12001 Science Drive, Suite 140
Orlando, Florida 32826


Item 12. Certain Relations and Related Transactions

Premier Laser Systems - The Company's balance as of December 31, 2002, to Premier Laser Systems, Inc. is $1,175,000 payable in $175,000 cash and $1 million in common stock remaining from the $1.7 million purchase of Premier's ophthalmic laser product line in December 2001. During 2003, the Company issued the common stock. Colette Cozean, Ph.D. a Director and Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999. Premier currently owes Dr. Cozean approximately $120,000 for severance, life insurance, expenses and salary. Premier also owes Dr. Cozean up to $167,375 as a commission from sale of Premier assets of which $81,125 is from the second acquisition of assets by SurgiLight.

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

Directors' Loans made to the Company - During October 2002, CEO Colette Cozean and CFO Stuart Michelson each loaned the Company $20,000 which was used to fund a portion of the closing costs on the Company's current debt refinancing. In April 2003, CFO Michelson loaned an additional $6,000 to the Company. UCC forms were filed to secure these loans as well as other unpaid fees due these Directors.

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

Item 13. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit No.          Description

 3.1 (1)  Articles of Incorporation
 3.2 (1)  Bylaws of SurgiLight, as amended to date.
 4.1 (2) Specimen of Common Stock certificate. Specimen of Series A Preferred Stock Certificate
 4.2 (3) Convertible Debenture Purchase Agreement by and among GEM Global Yield Fund Limited and
           SurgiLight, Inc., dated as of June 30, 2000.
 4.3 (3)  3% Convertible Debenture Due November 8, 2003.
 4.4 (3)  Warrant to Purchase Common Stock of SurgiLight, Inc.
 4.5 (3) Registration Rights Agreement between SurgiLight, Inc. and GEM Global Yield Fund Limited, dated as of June 30, 2000.
 4.6 (3) Debenture and Warrant Shares Escrow Agreement by and among SurgiLight, Inc.,
           Kaplan Gottbetter & Levenson, LLP and GEM Global Yield Fund Limited, dated as of June 30, 2000.
 4.7 (3)  Warrant to Purchase Common Stock of SurgiLight, Inc.

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
 10.4     Registrant's Form Distribution Agreement
10.5	Contract Manufacturing Agreement by and between SurgiLight, Inc. and
           A & A Medical, Inc., dated as of January 3, 2001.
 17 (4)   J.T. Lin's letter of resignation, dated March 13, 2002.
21	Subsidiaries of the Registrant
22	Merrill Lynch Agreement
23	GEM Revised Agreement
24	Stuart Michelson Agreement
25	Colette Cozean Agreement
26	R.A. Medical Agreement
27	Private Placement Agreement
28	EMX Agreement
29	Plantation Laser Center Asset Sale Agreement

23.2 Consent of Moore Stevens Lovelace, P.A., P.A., independent public accountants.
31  Section 302 Certifications
32 Certifications Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.


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


Dated: April 14, 2004           SurgiLight, Inc.
                             a Florida corporation

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

By:  /s/  Colette Cozean                      Date: April 14, 2004
     -------------------
          Colette Cozean
          Chief Executive Officer

By:  /s/  Stuart Michelson                    Date: April 14, 2004
     -------------------
          Stuart Michelson
          Chief Financial Officer

By:  /s/  Lee Chow                            Date: April 14, 2004
     ---------------
          Lee Chow, Ph. D.
          Director

  By:  /s/  Edward Tobin                      Date: April 14, 2004
       -------------------
            Edward Tobin
            Director

By:  /s/  Ronald Higgins                      Date: April 14, 2004
     ------------------------
          Ronald Higgins
          Director

By:  /s/  Louis P. (Dan) Valente              Date: April 14, 2004
     --------------------------
          Louis P. (Dan) Valente, C.P.A.
          Director

By:  /s/  Sandra Norton                       Date: April 14, 2004
     ----------------
          Sandra Norton
          Director

By:  /s/  Robert J. Freiberg                  Date: April 14, 2004
     -----------------------
          Robert J. Freiberg, Ph. D.
          Director

By:  /s/  John Varley                         Date: April 14, 2004
     -----------------------
          John Varley
          Director




Exhibit 31.a
CERTIFICATION PURSUANT TO RULE 13a 14(a)/15D-14(a) and SECTION 302 OF THE SARBANES-OXLEY ACT

I, Colette Cozean, certify that:

1. I have reviewed this annual report on Form 10-KSB for SurgiLight, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

______Colette Cozean, Ph.D.__
_____CEO____________________
Dated: 	April 14, 2004



Exhibit 31.b

CERTIFICATION PURSUANT TO RULE 13a 14(a)/15D-14(a) and SECTION 302 OF THE SARBANES-OXLEY ACT

I, Stuart Michelson, certify that:

1. I have reviewed this annual report on Form 10-KSB for SurgiLight, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


____Stuart Michelson, Ph.D._____
____CFO___________________
Dated: April 14, 2004



Certification of Principal Executive Officer and
Principal Financial Officer Pursuant to
18 U.S.C. 1350


In connection with the Form 10-KSB (the "Report") of SurgiLight, Inc. (the "Company") for the period ending December 31, 2003, I, Colette Cozean, CEO of the Company, certify that:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


______Colette Cozean, Ph.D.__

_____CEO____________________

Dated: 	April 14, 2004




Certification of Principal Executive Officer and
Principal Financial Officer Pursuant to
18 U.S.C. 1350


In connection with the Form 10-KSB (the "Report") of SurgiLight, Inc. (the "Company") for the period ending September 30, 2002, I,
Stuart Michelson, CFO of the Company, certify that:

(1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


____Stuart Michelson, Ph.D._____

____CFO_	__________________

Dated: 	April 14, 2004






85