Form 10QSB
period 2004-03-31
SURGILIGHT INC
filed 2004-05-14
CIK 1070289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004




Commission file number  0-24897

SurgiLight, Inc.
(Exact name of small business issuer as specified in its charter)

Florida
(State or other jurisdiction of
incorporation or organization)
35-1990562
(IRS Employer Identification No.)

12001 Science Drive, Suite 140, Orlando, FL 32826
(Address of principal executive offices)

(407) 482-4555
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to
 be filed by Section 13  or 15(d) of the Exchange Act
during the past 12 months (or for such shorter  period that
the registrant was required to file  such reports), and (2)
has been subject to such filing requirements  for the past
90 days
Yes [x]   No [  ]


Number of shares outstanding of common equity, as of May 12, 2004 was 45,126,847





SURGILIGHT CORPORATION AND SUBSIDIARIES

QUARTER ENDED MARCH 31, 2004

INDEX


PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2004
(unaudited) and December 31, 2003.

Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (unaudited).

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (unaudited).

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


The financial statements and other financial information contained in this quarterly report on Form 10-QSB for the three months ended March 31, 2004 has not been, as of the date hereof, reviewed by our accountants. We will amend the quarterly report once our accountants review the financial statements and other financial information contained herein.
















































                         SURGILIGHT, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS

                   ASSETS             March 31,    December 31,
                                        2004          2003
                                     -----------    ------------
                                     (unaudited)
Current assets:
    Cash                             $   20,027       $ 31,420
    Accounts receivable trade,
       less allowances for
       doubtful accounts of $161,995    532,459        132,459
    Inventories                         360,000        360,000
    Prepaid data collection fees        491,500        466,500
    Other current assets                144,328         79,244
                                      ---------     ----------
       Total current assets           1,548,314      1,069,623

Property and equipment,
net of accumulated depreciation
    Of $17,875 and $16,897               19,416         20,394

Other assets:
    Long-term inventories             4,244,363      4,424,364
    Intangible assets,
net of accumulated amortization
       of $348,348 and $345,849         215,032        217,531
                                     ----------     ----------
       Total assets                  $6,027,125     $5,731,912
                                     ==========     ==========

                    LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable
     and accrued expenses            $2,001,789     $1,640,622
    Customer deposits                   455,333        755,333
    Short-term debt                     451,074        451,074
    Convertible debentures              414,898        414,898
                                     ----------     ----------
      Total liabilities,
          all current                 3,323,094      3,261,927

Debt to be converted into equity      1,088,154      1,088,154

Commitments and Contingencies

Stockholders' equity:
    Common stock, $0.0001 par
     value; 60,000,000 shares
     authorized; 45,126,847 issued;
     45,080,712  outstanding              4,513          4,513
    Preferred stock, $0.0001 par
     value; 5,000,000 shares
     authorized; 47,000 issued
     and outstanding                          6              6
    Additional paid in capital       10,955,742     10,955,742
    Treasury stock, 46,135 shares
    (at cost)                          (202,095)      (202,095)
    Accumulated deficit              (9,142,289)    (9,376,335)
                                     ----------     ----------
      Total stockholders' equity      1,615,877      1,381,831
                                     ----------     ----------

      Total liabilities and
       stockholders' equity          $6,027,125     $5,731,912
                                     ==========     ==========

See accompanying notes to unaudited condensed consolidated financial statements.


                              SURGILIGHT, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                      Three Months Ended
                                      March 31,   March 31,
                                         2004         2003
                                       -------       ------
     Revenue:
        Sales of equipment            $  980,000   $  328,000
        Other                              4,228        4,286
                                      -----------  -----------
        Total Revenue                    984,228      332,286
     Cost of Sales                       198,556       35,297
                                      -----------  -----------
        Gross profit                     785,672      296,989

     Operating expenses:
        Salaries and benefits            115,339      128,637
        Advertising and marketing          2,833       46,251
        Administrative and other         116,628      118,150
        Professional fees                219,828       80,428
        Research and development          47,001       46,999
        Interest expense                  46,520       12,711
        Depreciation                         978        6,732
        Amortization                       2,499       29,155
                                      -----------  -----------
        Total operating expenses         551,626      469,063
                                      -----------  -----------
     Income (loss) from operations       234,046     (172,074)
                                      -----------   ----------
     Provision for income tax                 -            -
                                      -----------   ----------
     Income (loss) from
          continuing operations          234,046     (172,074)

     Discontinued operations:
        Income (loss) from operations
        of Plantation                         -           940
                                       -----------   ----------
        Net income (loss) from
        discontinued operations               -           940
                                       -----------   ----------
        Net Income (loss)              $  234,046  $ (171,134)
                                       ===========  ===========

        Basic and diluted income
          (loss) per share:
         Income (loss) from
          continuing operations             0.005      (0.005)
         Income (loss) from
          discontinued operations           0.000          -
                                           -------     -------
         Net Income (loss)                  0.005      (0.005)
                                           =======     =======

Weighted average shares used in
calculating net income (loss)
per share - Basic                       45,126,847   28,985,539

Weighted average shares used in
calculating net income (loss)
per share - Fully Diluted               45,126,847   28,985,539


See accompanying notes to unaudited condensed consolidated financial statements.


                                       SURGILIGHT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                       Three Months Ended March 31st
                                       -----------------------------
                                              2004         2003
                                            -------      -------

Cash flows from operating activities:
  Net income (loss)                        $ 234,046    $(171,134)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                               978         6,732
      Amortization                             2,499        29,155
 (Increase) decrease in assets and
  liabilities, net of business
  acquisitions and dispositions
      Receivables                           (400,000)     (160,362)
      Inventories                            180,001        30,000
      Prepaid data collection fees           (25,000)      (50,000)
      Other current assets                   (65,084)      (32,558)
      Intangible assets                           -        (22,500)
      Accounts payable                       361,167        17,353
      Customer Deposits                     (300,000)     (100,000)
 Discontinued operations                          -        (14,074)
                                          ------------   -----------
      Net cash used in operating activities  (11,393)     (467,388)
                                          ------------   -----------

Cash flows from investing activities:
  Purchases of equipment                          -           (519)
                                          ------------   -----------
      Net cash used in
         investing activities                     -           (519)
                                          ------------   -----------

Cash flows from financing activities:
  Bank overdraft                                  -          7,305
  Repayment of debt                               -         (1,398)
  Proceeds from private placement                 -        500,000
  Repayment of debentures                         -        (38,000)
                                          ------------   -----------
      Net cash provided by
        financing activities                      -        467,907
                                          ------------   -----------
Net decrease in cash                         (11,393)           -

Cash beginning of period                      31,420            -
                                          ------------   -----------

Cash end of period                        $    20,027    $       -
                                          ============   ===========

Supplemental disclosure:

Cash paid during the period for interest  $        -     $    3,560
                                          ============   ===========

See accompanying notes to unaudited condensed consolidated financial statements.



                             SURGILIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
               For the Three Months Ended March 31, 2004

                                                               Additional
                               Common Stock    Preferred Stock  Paid-In
                              Shares  Amount    Shares Amount   Capital
                             ----------------- --------------  -----------
Balances at Dec. 31, 2003    45,126,847 $4,513 47,000     $6  $10,955,742

Net income                           -      -      -       -           -
                             ---------- ------ ------     --  -----------
Balances at March. 31, 2003  45,126,847 $4,513 47,000     $6  $10,955,742
                             ========== ====== ======     ==  ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                             SURGILIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
               For the Three Months Ended March 31, 2004

                                                         Total
                              Treasury     Accum.    Stockholders
                               Stock       Deficit      Equity
                             ---------  -----------  ------------
Balances at Dec. 31, 2003    $(202,095) $(9,376,335)  $1,381,831

Net income                           -      234,046      234,046
                             ---------- ------------ -----------
Balances at March 31, 2003   $(202,095) $(9,142,289)  $1,615,877)
                             ========== ============ ============

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

Effective October 1, 2002, the Company entered into a formal plan to dispose of both Plantation and AMLSI, therefore they have been reported as Discontinued
Operations in the accompanying financial statements.  The
AMLSI operations were discontinued at December 31, 2002 and all of its assets were written off except for the escrowed cash account. On June 12, 2003, the Company entered into an agreement to sell certain of the Plantation assets and cease all business operations; therefore that subsidiary has been treated as disposed as of that date.

The accompanying unaudited condensed consolidated financial statements of SurgiLight, Inc., and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of
Article 10 of Regulation S-X and the instructions of Form
10-QSB. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America.
Management believes the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2003 and 2002, including the notes thereto, and the other information included in the Company's filing on Form 10-KSB, which was filed with the Securities and Exchange Commission, SEC, on April 14, 2003. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and

Uncertainties" as stated in Item 2 of this filing.
Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

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

At December 31, 2002 Mr. Miano ceased any business operations of AMLSI and transferred the existing assets to a newly formed entity without our consent or knowledge. To the best of our knowledge, the remaining asset of AMLSI at that date was as follows: Cash - escrowed account, $264,477. We are not aware of any liabilities for which we are responsible. In January 2004, we filed suit seeking recovery of the value of the assets transferred plus additional statutory damages. In February 2004, Miano revised his claims and added certain officers and directors of SurgiLight to the litigation.

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

On June 12, 2003, the Company entered into an agreement to sell certain of the Plantation assets and cease all business operations; therefore that subsidiary has been treated as disposed as of that date.

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

3.	Segment Information
The following presents the Company's segment information for the three-month periods ended March 31, 2004 and 2003:


                       SurgiLight   Centers   SurgiLight   Centers
                         3/31/04    3/31/04     3/31/03     3/31/03
                       ----------  ---------  ----------   ---------
Revenues               $      -    $     -    $  332,286   $  89,400
Cost of goods sold            -          -        35,297      41,146
Salaries and benefits         -          -       128,637      18,872
Advertising and selling       -          -        46,251         836
Administrative and other      -          -       118,150      24,046
Professional fees             -          -        80,428          -
Research & development        -          -        46,999          -
Depreciation & amortization   -          -        35,887          -
Net interest expense          -          -        12,711       3,560
                       ----------  ---------  ----------   ---------
Net Income (Loss)      $      -    $     -    $ (172,074)  $     940
                       ==========  =========  ==========   =========

4.	Legal Proceedings
Paul Miano - Advanced Medical Laser Services, Inc.
("AMLSI") and Paul Miano ("Miano") filed a lawsuit against us on September 26, 2001, in Broward County, later moved to Orange County, alleging breach of contract for our alleged failure to finance up to $1,000,000 of working capital. At
December 31, 2002 Mr. Miano ceased any business operations of AMLSI and transferred the existing assets to a newly formed entity without our consent or knowledge. To the best of our knowledge, the remaining asset of AMLSI at that date was as follows: Cash - escrowed account, $264,477.
We are not aware of any liabilities for which we are responsible. In January 2004, we filed suit seeking recovery of the value of the assets transferred plus additional statutory damages. In February 2004, Miano revised his claims and added certain officers and directors of SurgiLight to the litigation.

SEC Investigation - On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States
District Court for the Middle District of Florida by the United States Securities and Exchange Commission against
Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron
Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an njunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder former employee and significant shareholder, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessing yet to be disclosed damages. On January 7, 2004 the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except $106,354.
This amount would need to be obtained from the other defendant's including SurgiLight. While SurgiLight is currently in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it has recorded this amount as potential monies owed.


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

On July 2, 2003, Merrill Lynch secured a judgment as a result of the default on the $500,000 line-of-credit.
Subsequent to that, the Company has released its rights to Merrill Lynch of the $264,477 of escrowed cash that has been subject of the ongoing dispute between the Company and AMLSI. During September 2003, Merrill Lynch also received
$20,750 from the final proceeds of the Plantation asset sale. Currently, the liability due Merrill Lynch is approximately $230,000 plus accrued interest.

RHI Management Resources - During January 2004, RHI
Management Resources obtained a judgment against the Company for unpaid services in the approximate amount of $92,000. At the date of this filing, the Company has paid approximately $33,000 toward this obligation.

5.	Stockholders' Equity
Stock Options - At March 31, 2004, the Company has two stock option plans. The Company accounts for the plans under the recognition and measurement principles of APB
Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based
Compensation, to stock-based employee compensation.

                                         Three Months Ended March 31
                                              2004         2003
                                           ----------   ----------
Net income (loss), as reported             $ 234,046    $(224,347)

Deduct: Total stock-based compensation
expense determined under fair
value based method for all awards,
net of related tax effects.                     (840)      (1,033)


Net income (loss), pro forma               $ 233,206    $(225,380


Income (loss) per share:
   Basic and Diluted - as reported         $   0.005    $  (0.005)
   Basic and Diluted - pro forma           $   0.005    $  (0.005)

6.	Related Party Transactions
Premier Laser Systems - The Company's balance as of March
31, 2004 to Premier Laser Systems, Inc. is $175,000 remaining from the purchase of Premier's ophthalmic laser product line in December 2001. Colette Cozean, Ph.D., a
Director and Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999. Premier currently owes Dr. Cozean approximately
$120,000 for severance, life insurance, expenses and salary. Premier also owes Dr. Cozean up to $167,375 as a commission from sale of Premier assets of which $81,125 is from the second acquisition of assets by SurgiLight.

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

Except as described above, there are currently no proposed transactions between the Company, its officers, directors, shareholders, and affiliates. Our Board of Directors has adopted a policy regarding transactions between the Company and any fficer, director, or affiliate, including loan transactions, requiring that all such transactions be approved by a majority of the independent and disinterested members of the Board of Directors and that all such transactions be for a bona fide business purpose and be entered into on terms at least as favorable to the Company as could be obtained from unaffiliated independent third parties.

Item 2. Management's Discussion and Analysis or Plan of
Operation.

The Management's Discussion and Analysis of the Financial
Condition and Results of Operations reviews past performance and, where appropriate, states expectations about future activities in forward-looking statements.
Future results may differ from expectations.

Operating Highlights:

Revenues - The revenues from equipment sales for the quarter ended March 31, 2004 (2004 Quarter) increased by
199% to $980,000 from $328,000 for the quarter ended March
31, 2003 (2003 Quarter). The 2004 Quarter increase in revenue is primarily due to increased international sales of the OptiVision Laser.

Salaries & Benefits - Expenses decreased 10% to $115,339
for the 2004 Quarter as compared to $128,637 for the 2003
Quarter due to a reduction in the cost of contractual temporary services. The reduction was offset by an increase in commissions due on revenue collections.

Advertising and Selling - Expenses decreased 94% to $2,833
for the 2004 Quarter as compared to $46,251 for the 2003
Quarter. It is anticipated that these expenses will increase as the Company attends additional tradeshows and revises its trade literature to reflect results from the increased clinical activity as sales begin to recover, thus allowing more funding for these expenses.

Administrative and Other - Expenses decreased 1% to
$116,628 for the 2004 Quarter as compared to $118,150 for the 2003 Quarter.

Professional Fees - Expenses increased 173% to $219,828 for the 2004 Quarter as compared to $80,428 for the 2003
Quarter. The increase is attributed to legal services for regulatory matters, patent legal billings, and international patent filing fees.

Research and development - Expenses remained the same at $47,001 for the 2004 Quarter as compared to the 2003
Quarter as payroll and consultant expense allocations have remained unchanged over these periods.

Interest Expense - Interest expense increased 266% to
$46,520 for the 2004 Quarter as compared to $12,711 for the 2003 Quarter due to the interest accruals for the GEM note payable that is in default and for convertible debenture that matured on December 31, 2002 that has not yet been redeemed.

Depreciation and Amortization - Expenses decreased 90% to
$3,477 for the 2004 Quarter as compared to $35,887 for the 2003 Quarter. The decrease in depreciation resulted primarily from the December 31, 2003 write-off of the Company's laboratory equipment. In addition, $315,000 of loans costs became fully amortized at December 31, 2003.

Total Operating Expenses - In summary, expenses increased
18% to $551,626 for the 2004 Quarter as compared to $469,063 for the 2003. The Company has controlled its administrative, marketing, and payroll expenses as significant additional legal expenses were required for regulatory and patent matters.

Net Income (Loss) from Continuing Operations - The net income from continuing operations for the 2004 Quarter was $234,046 or 0.005 cents per share as compared to a net loss of $(172,074) or (0.005) cents per share for the 2003
Quarter. The favorable turn around over the stated periods is a direct result of the increase in international sales and a decrease in most expense categories that was offset by increased legal fees.

Liquidity and Capital Resources

As of March 31, 2004, we had a bank balance of $20,027 and a working capital deficit of $(1,774,780) as compared to a cash balance of $31,420 and a working capital deficit of $(2,192,304) at December 31, 2003. Our ability to meet short-term obligations continues to improve, however we remain constrained by a very tight cash position which can be primarily attributed to the lower level of international sales than was expected, especially during the normally slow summer months.

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

Substantial Indebtedness

We have a substantial amount of indebtedness.  As of March
31, 2004 the total indebtedness was $4,411,248 (including accounts payable and accrued expenses of $2,001,789, a convertible debenture of $414,898, and short-term notes payable comprised of the remaining balance on the Premier acquisition of $175,000, line-of-credit of $230,074, $46,000 in loans from shareholders, customer deposits of $455,333 and the $1,088,154 remaining from the GEM convertible debenture conversion). The GEM note payable will be satisfied with an equity issuance when the shareholders authorize additional common stock.

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

As of March 31, 2004, approximately 45,126,847 shares of common stock, 2,083,500 stock options, and 3,572,222 warrants were outstanding. Furthermore, we may issue additional options for up to an additional 1.8 million shares of common stock pursuant to the 2002 Stock Option
Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

Our Common Stock Has Experienced In The Past, And Is
Expected To Experience In The Future, Significant Price And
Volume olatility, Which Substantially Increases The Risk Of
Loss To Persons Owning the Common Stock

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

Patent Infringement Allegations May Impair Our Ability To
Manufacture And Market Its Products

There are a number of U.S. and foreign patents covering methods and the apparatus for performing corneal surgery that we do not own or have the right to use. We do not believe that we are infringing any of these patents although we have received letters from Presby Corp. and Photo Medix informing us of potential infringement. If we were found to infringe a patent in a particular market, both our customers and we may be enjoined from making, using and selling that product in the market and be liable for damages for any past infringement of such rights. In order to continue using such rights, we would be required to obtain a license, which may require us to make royalty, per procedure or other fee payments. We cannot be certain if we or our customers will be successful in securing licenses, or that if we obtain licenses, such licenses will be on acceptable terms. Alternatively, we might be required to redesign the infringing aspects of these products. Any redesign efforts that we ndertake could be expensive and might require regulatory review.
Furthermore, the redesign efforts could delay the reintroduction of these products into certain markets, or may be so significant as to be impractical. If redesign effort were to prove impractical, we could be prevented from manufacturing and selling the infringing products, which would have a material adverse effect on our business, financial and results of operations.

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

SEC Investigation

On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette
Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder, former employee and significant shareholder, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages of $1.475 million. On January
7, 2004 the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except
$106,354. This amount would need to be obtained from the other defendant's including SurgiLight. While SurgiLight is currently in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it has recorded this amount as potential monies owed.

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

These statements may also contain forward-looking statements regarding, but not limited to, financial information, closing timeframes, terms and commitments of debt and equity financing, revenue projections, patents, patent rights, market size, market trends, marketing, clinical trials, 510(k) approval, future events and performance of the Company which involves risks and uncertainties that could materially affect actual results.
Investors should refer to documents that the Company files with the SEC for a description of certain factors that could cause actual results to vary from current xpectations and the forward-looking statements contained in this document.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Paul Miano - Advanced Medical Laser Services, Inc.
("AMLSI") and Paul Miano ("Miano") filed a lawsuit against us on September 26, 2001, in Broward County, later moved to Orange County, alleging breach of contract for our alleged failure to finance up to $1,000,000 of working capital. At
December 31, 2002 Mr. Miano ceased any business operations of AMLSI and transferred the existing assets to a newly formed entity without our consent or knowledge. To the best of our knowledge, the remaining asset of AMLSI at that date was as follows: Cash - escrowed account, $264,477.
We are not aware of any liabilities for which we are responsible. In January 2004, we filed suit seeking recovery of the value of the assets transferred plus additional statutory damages. In February 2004, Miano revised his claims and added certain officers and directors of SurgiLight to the litigation.

SEC Investigation - On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States
District Court for the Middle District of Florida by the United States Securities and Exchange Commission against
Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron
Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder, former employee and significant shareholder, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages of $1.475 million. On January 7, 2004 the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except $106,354. This amount would need to be obtained from the other defendant's including SurgiLight. While SurgiLight is currently in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it has recorded this amount as potential monies owed.

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

On July 2, 2003, Merrill Lynch secured a judgment as a result of the default on the $500,000 line-of-credit.
Subsequent to that, the Company has released its rights to Merrill Lynch of the $264,477 of escrowed cash that has been subject of the ongoing dispute between the Company and AMLSI. During September 2003, Merrill Lynch also received
$20,750 from the final proceeds of the Plantation asset sale. Currently, the liability due Merrill Lynch is approximately $230,000 plus accrued interest.

RHI Management Resources - During January 2004, RHI
Management Resources obtained a judgment against the Company for unpaid services in the approximate amount of $92,000. At the date of this filing, the Company has paid approximately $33,000 toward this obligation.

Item 2. Changes in Securities
As of March 31, 2004, approximately 45,126,847 shares of common stock, 2,083,500 stock options, and 3,572,222 warrants were outstanding, and, as far as we can determine, were held of record by approximately 1,700 persons, including significant amounts of stock held in street name.

GEM Conversion

On June 17, 2003, the Company issued to GEM 5,800,216 shares that when combined with the transfer of the previously escrowed 4,002,193 shares that secured the original debenture, GEM was issued possession of 9,802,348 of the 21,500,000 shares resulting from the conversion.
The remaining shares of 1,697,652 are to be issued upon authorization to increase the Company's total authorized common stock to 100 million from 60 million shares.

Item 3. Defaults Upon Senior Securities
In November 2002, the Company was notified by Merrill Lynch
Business Financial Services ("MLBFS") that the Company was considered to be in default on the $500,000 line-of-credit, secured by inventory, that had matured on July 31, 2002.

On July 2, 2003, Merrill Lynch secured a judgment as a result of the default on the $500,000 line-of-credit.
Subsequent to that, the Company has released its rights to Merrill Lynch of the $264,477 of escrowed cash that has been subject of the ongoing dispute between the Company and AMLSI. During September 2003, Merrill Lynch also received
$20,750 from the final proceeds of the Plantation asset sale. Currently, the liability due Merrill Lynch is approximately $230,000 plus accrued interest.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits
None.

(b)	Reports
None.



SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant, SurgiLight, Inc., caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2004

/s/ Timothy J. Shea
Timothy J. Shea, President


/s/ Colette Cozean
Colette Cozean, CEO, Chairwoman, Board of Directors


/s/ Stuart Michelson
Stuart Michelson, CFO, Member Board of Directors


/s/ John Varley
John Varley, Member Board of Directors


/s/ Daniel Valente
Daniel Valente, Member Board of Directors


/s/ Lee Chow
Lee Chow, Member Board of Directors


/s/ Robert Freiberg
Robert Freiberg, Member Board of Directors


/s/ Ronald Higgins
Ronald Higgins, Member Board of Directors


/s/ Sylvia Norton
Sylvia Norton, Member Board of Directors


/s/ Edward Tobin
Edward Tobin, Member Board of Directors







Certification of Principal Executive Officer and
Principal Financial Officer Pursuant to
18 U.S.C. 1350


In connection with the Form 10-QSB (the "Report") of
SurgiLight, Inc. (the "Company") for the period ending
March 31, 2004, I, Colette Cozean, CEO of the Company, certify that:

(1) The Report fully complies with the requirements of
 section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, except as noted in Item
3 Control and Procedures, the financial condition and results of operations of the Company.


/s/ Colette Cozean, Ph.D.
[Name]

            CEO
 [Title]

Dated: 	May 12, 2004







Certification of Principal Executive Officer and
Principal Financial Officer Pursuant to
18 U.S.C. 1350


In connection with the Form 10-QSB (the "Report") of
SurgiLight, Inc. (the "Company") for the period ending
March 31, 2004, I, Stuart Michelson, Ph.D., CFO of the
Company, certify that:

(1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, except as noted in Item
3 Control and Procedures, the financial condition and results of operations of the Company.


/s/ Stuart Michelson, Ph.D.
[Name]

         CFO
[Title]

Dated: 	May 12, 2004




CERTIFICATION PURSUANT TO RULE 13a 14(a)/15D-14(a) and SECTION 302 OF THE SARBANES-OXLEY ACT

I, Colette Cozean, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for SurgiLight, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

______Colette Cozean, Ph.D.__
_____CEO____________________
Dated: 	May 12, 2004





CERTIFICATION PURSUANT TO RULE 13a 14(a)/15D-14(a) and SECTION 302 OF THE SARBANES-OXLEY ACT

I, Stuart Michelson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for SurgiLight, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the egistrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or
operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


____Stuart Michelson, Ph.D._____
____CFO_	__________________
Dated: 	May 12, 2004