Form 10QSB/A
period 2004-03-31
SURGILIGHT INC
filed 2004-07-06
CIK 1070289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A


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


Number of shares outstanding of common equity, as of June 30, 2004 was 45,326,847





SURGILIGHT CORPORATION AND SUBSIDIARIES

QUARTER ENDED MARCH 31, 2004

INDEX


PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of
March 31, 2004 (unaudited) and December 31, 2003.

Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (unaudited).

Condensed Consolidated Statements of Cash Flows for the three monthsended March 31, 2004 and 2003 (unaudited).

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


Basis for Amendment

The Company originally filed a 10-QSB containing financial statements and other financial information on May 14, 2004 for the three months ended March 31, 2004 that had not been, as of that date, reviewed by our independent accountants. The Company is hereby filing this 10-QSB/A now that the review process by the independent accountants has been completed.

There have been no materials changes in any of the information presented in this Amendment. However, the net income for the period has been adjusted downward by $22,088 due to the recording of additional transactions after the original filing date of May 14, 2004.

The Company has changed, effective June 10, 2004, its independent accountant from Moore Stephens Lovelace, P.A.
to Richard L. Brown & Company, P.A. The change in accountants was recommended and approved by the audit committee of the Board of Directors.

The independent accountant's reports on the financial statements for each of the past two fiscal years contained no adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles, except for the expression of substantial doubt about the Company's ability to continue as a going concern.

During the two most recent fiscal years and all subsequent interim periods preceding its resignation, there were no disagreements with Moore Stephens Lovelace, P. A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moore
Stephens Lovelace, P. A. would have caused it to make reference to the subject matter of the disagreements in connection with its report.










To the Board of Directors
SurgiLight, Inc.
Orlando, Florida


We have reviewed the condensed balance sheet of SurgiLight, Inc. as of March 31, 2004 and the related condensed statements of operations, stockholders equity, and cash flows for the three-month periods ended March 31, 2004.
These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public
Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, Going Concern, certain conditions indicate that the Company may be unable to continue as a going-concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going-concern.


RICHARD L. BROWN AND COMPANY, P. A.


June 21, 2004
Tampa, Florida


                                           SURGILIGHT, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS

            ASSETS
                                           March 31,    December 31,
                                              2004          2003
                                         -----------    ------------
                                         (unaudited)
Current assets:
    Cash                                 $   27,592       $ 31,420
    Accounts receivable trade, less
allowances for doubtful accounts
of $161,995                                 532,460        132,459
    Inventories                             360,000        360,000
    Prepaid data collection fees            491,500        466,500
    Employee advances                        85,332         38,913
    Prepaid expenses                         58,996         40,331
                                          ---------     ----------
       Total current assets               1,555,880      1,069,623

Property and equipment, net of
accumulated depreciation of
$17,875 and $16,897                          19,416         20,394

Other assets:
    Long-term inventories                 4,244,363      4,424,364
    Intangible assets, net of
accumulated amortization of
$348,348 and $345,849                       215,032        217,531
                                         ----------     ----------
       Total assets                      $6,034,691     $5,731,912
                                         ==========     ==========

                    LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and
accrued expenses - third parties        $1,385,822     $1,144,904
    Accounts payable - related
parties                                    645,621        495,718
    Customer deposits                      455,333        755,333
    Short-term debt                        451,074        451,074
    Convertible debentures                 414,898        414,898
                                        ----------     ----------
      Total liabilities, all current     3,352,748      3,261,927

Debt to be converted into equity         1,088,154      1,088,154

Commitments and Contingencies

Stockholders' equity:
    Preferred stock, $0.0001 par value;
 5,000,000 shares authorized; 47,000
issued and outstanding                          6              6
    Common stock, $0.0001 par value;
60,000,000 shares authorized; 45,126,847
issued; 45,080,712 outstanding              4,513          4,513
    Additional paid in capital         10,955,742     10,955,742
    Treasury stock, 46,135 shares
(at cost)                                (202,095)      (202,095)
    Accumulated deficit                (9,164,377)    (9,376,335)
                                       ----------     ----------
      Total stockholders' equity        1,593,789      1,381,831
                                       ----------     ----------

      Total liabilities and
   stockholders' equity                $6,034,691     $5,731,912
                                       ==========     ==========
See accompanying notes and accountants report.

                        SURGILIGHT, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                        Three Months Ended
                                       March 31,    March 31,
                                         2004          2003
                                      ----------   ----------
     Revenue:
        Sales of equipment             $  980,000   $  328,000
        Other                               4,228        4,286
                                       -----------  -----------
        Total Revenue                     984,228      332,286
     Cost of Sales                        198,556       35,297
                                       -----------  -----------
        Gross profit                      785,672      296,989

     Operating expenses:
        Salaries and benefits             115,339      128,637
        Advertising and marketing           2,833       46,251
        Administrative and other          135,575      118,150
        Professional fees                 222,969       80,428
        Research and development           47,001       46,999
        Interest expense                   46,520       12,711
        Depreciation                          978        6,732
        Amortization                        2,499       29,155
                                       -----------  -----------
        Total operating expenses          573,714      469,063
                                       -----------  -----------
     Income (loss) from operations        211,958     (172,074)
                                       -----------   ----------
     Provision for income tax                  -            -
                                       -----------   ----------
     Income (loss) from
    continuing operations                 211,958     (172,074)

     Discontinued operations:
        Income (loss) from operations
        of Plantation                         -           940
                                       -----------   ----------
        Net income (loss) from
        discontinued operations               -           940
                                       -----------   ----------
        Net Income (loss)              $  211,958  $ (171,134)
                                       ===========  ===========

        Basic and diluted income
(loss) per share:
         Income (loss) from
continuing operations                       0.004      (0.005)
         Income (loss) from
discontinued operations                     0.000          -
                                           -------     -------
         Net Income (loss)                  0.004      (0.005)
                                           =======     =======

Weighted average shares used in
calculating net income (loss)
per share - Basic                       45,126,847   28,985,539

Weighted average shares used in
calculating net income (loss)
per share - Fully Diluted               45,126,847   28,985,539

See accompanying notes and accountants report.


                                       SURGILIGHT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                       Three Months Ended March 31st
                                       -----------------------------
                                             2004         2003
                                           -------      -------
Cash flows from operating activities:
  Net income (loss)                       $  211,958    $ (171,134)
  Adjustments to reconcile net loss to
net cash used in operating activities:
      Depreciation                               978         6,732
      Amortization                             2,499        29,155
 (Increase) decrease in assets and
liabilities, net of business
acquisitions and dispositions
      Receivables                           (400,000)     (160,362)
      Inventories                            180,000        30,000
      Prepaid data collection fees           (25,000)      (50,000)
      Employee advances                      (46,419)          971
      Prepaid expenses                       (18,665)      (33,529)
      Intangible assets                           -        (22,500)
      Accounts payable & accrued
expenses - third parties                     240,918         7,974
      Accounts payable - related
parties                                      149,903         9,379
      Customer Deposits                     (300,000)     (100,000)
 Discontinued operations                     (14,074)
                                         ------------   -----------
      Net cash used in operating
activities                                    (3,828)     (467,388)
                                         ------------   -----------

Cash flows from investing activities:
  Purchases of equipment                          -           (519)
                                         ------------   -----------
      Net cash used in investing
activities                                        -           (519)
                                         ------------   -----------

Cash flows from financing activities:
  Bank overdraft                                  -          7,305
  Repayment of debt                               -         (1,398)
  Proceeds from private placement                 -        500,000
  Repayment of debentures                         -        (38,000)
                                         ------------   -----------
      Net cash provided by
        financing activities                      -        467,907
                                         ------------   -----------
Net decrease in cash                          (3,828)           -

Cash beginning of period                      31,420            -
                                         ------------   -----------
Cash end of period                       $    27,592    $       -
                                         ============   ===========

Supplemental disclosure:
Cash paid during the period for interest $        -     $    3,560
                                         =============   ===========

See accompanying notes and accountants report.





                               SURGILIGHT, INC.
    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (Unaudited)
                   For the Three Months Ended March 31, 2004

                                                          Additional
                      Preferred Stock     Common Stock      Paid-In
                        Shares  Amount   Shares   Amount    Capital
                     ---------------- ------------------   ---------
Balances at
Dec. 31, 2003           47,000    $6  45,126,847 $4,513  $10,955,742

Net income                  -      -          -      -            -
                        ------    --  ---------- ------  -----------
Balances at
March 31, 2004          47,000    $6  45,126,847 $4,513  $10,955,742
                        ======    ==  ========== ======  ===========


See accompanying notes and accountants report.


                                SURGILIGHT, INC.
    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                  For the Three Months Ended March 31, 2004

                                                        Total
                               Treasury     Accum.  Stockholders
                                Stock      Deficit     Equity
                               -------- ------------ -----------
Balances at Dec. 31, 2003     $(202,095) $(9,376,335) $1,381,831

Net income                           -       211,958     211,958
                             ---------- ------------ -----------

Balances at March 31, 2004    $(202,095) $(9,164,377) $1,593,789
                              ========== ============ ==========

See accompanying notes and accountants report.








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


Certain reclassifications have been made to the 2003 financial statements to conform with the 2004 presentation.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements in the 10-
QSB filed for the period ended December 31, 2003, the Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. These matters, among other things, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans related to these matters are also discussed in that Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Commitments and Contingencies
Presby Corporation - On December 5, 2001, the Company entered into a settlement agreement with Presby Corporation and RAS Holding Corporation regarding Presby's patent infringement lawsuit. The parties have agreed to an entry of a decree that acknowledges the validity and unforceability of Presby's patent for the treatment of Presbyopia. The Company also agreed to make a one-time payment to Presby. In the opinion of management, the settlement will not have a significant adverse effect on future operations of the Company. On January 31, 2002 the one-time payment was made in accordance with the settlement agreement.

SEC Investigation - On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States
District Court for the Middle District of Florida by the United States Securities and Exchange Commission against
Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron
Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder and former employee, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District
Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages amounting to $1,475,000. On January 7, 2004 the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except $106,354. This amount would need to be obtained from the other defendant's including
SurgiLight. While SurgiLight is currently in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it has recorded this amount as an accrued liability for the potential monies owed.

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

3.	Segment Information
The following presents the Company's segment information for the three-month periods ended March 31, 2004 and 2003:

             SurgiLight   Centers    SurgiLight    Centers
               3/31/04     3/31/04      3/31/03     3/31/03
             ----------   ---------   ----------   ---------
Revenues    $      -     $     -     $  332,286   $  89,400
Cost of
goods sold         -           -         35,297      41,146
Salaries &
 benefits          -           -        128,637      18,872
Advertising
& selling          -           -         46,251         836
Administrative
& other            -           -        118,150      24,046
Professional
 fees              -           -         80,428          -
Research &
development        -           -         46,999          -
Depreciation
 & amortization    -           -         35,887          -
Net interest
expense            -           -         12,711       3,560
             ----------   ---------   ----------   ---------
Net Income
(Loss)      $      -     $     -     $ (172,074)  $     940
             ==========   =========   ==========   =========

4.	Legal Proceedings
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

SEC Investigation - On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States
District Court for the Middle District of Florida by the United States Securities and Exchange Commission against
Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron
Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder, former employee and significant shareholder, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages amounting to $1,475,000. On January
7, 2004 the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except
$106,354. This amount would need to be obtained from the other defendant's including SurgiLight. While SurgiLight is currently in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it has recorded this amount as an accrued liability for the potential monies owed.

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

5.	Stockholders' Equity
Stock Options - At March 31, 2004, the Company has two stock option plans. The Company accounts for the plans under the recognition and measurement principles of APB
Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based
Compensation, to stock-based employee compensation.


                                         Three Months Ended March 31
                                              2004         2003
                                           ----------   ----------
Net income (loss), as reported             $ 211,958    $(224,347)
Deduct: Total stock-based compensation
expense determined under fair
value based method for all awards,
net of related tax effects.                     (840)      (1,033)


Net income (loss), pro forma               $ 211,118    $(225,380)


Income (loss) per share:
   Basic and Diluted - as reported         $   0.004    $  (0.005)
   Basic and Diluted - pro forma           $   0.004    $  (0.005)


6.	Related Party Transactions
Premier Laser Systems - As of March 31, 2004, the Company's short-term debt balance to Premier Laser Systems, Inc. is $175,000 remaining from the purchase of Premier's ophthalmic laser product line in December 2001. Colette
Cozean, Ph.D., a Director and Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999. Premier currently owes Dr.
Cozean approximately $120,000 for severance, life insurance, expenses and salary. Premier also owes Dr.
Cozean up to $167,375 as a commission from sale of Premier assets of which $81,125 is from the second acquisition of assets by SurgiLight.

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

Directors' Loans and accounts payable and accrued expenses
- During October 2002, CEO Colette Cozean and CFO Stuart
Michelson each loaned the Company $20,000 which was used to fund a portion of the closing costs related to a proposed refinancing of the Company's debt. In addition, the accounts payable balance of approximately $496,000 as of March 31, 2004 owed to Dr. Cozean is also covered by this loan agreement. The balance due Colette Cozean is recorded in accounts payable and accrued expenses - related party.
During April 2003, CFO Michelson loaned an additional
$6,000 to the Company which was used to fund operating expenses. At March 31, 2004 the balance of accounts payable and accrued expenses due to CFO Michelson was approximately $59,000. This balance is recorded in accounts payable and accrued expenses - related party. UCC forms were filed to secure these loans with a lien on the Company's intangible assets. Timothy Shea, President and
Chief Operating Officer is due approximately $90,000 which is recorded in accounts payable and accrued expenses - related party at March 31, 2004.

Termination of Asia Vision Distribution Agreement - On May
 7, 2003, the Company terminated its international distribution agreement with Asia Vision, whose territory included the significant portion of the Pacific
Rim countries. The agreement was terminated for lack of performance. It has recently come to the attention of the Company, contrary to the assertions of Dr. J.T. Lin that he or his family are beneficial owners of Asia Vision.

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

7.	Inventories
The components of inventories at March 31, 2004 and December 31, 2003 are summarized as follows:

(caption>
                                            March 31    December 31,
                                              2004         2003
                                           ----------   ----------
Raw Materials                              $1,650,704   $1,650,704
Work in progress                              299,175      299,175
Finished goods                              2,654,484    2,234,485
                                           ---------    ----------
Total Inventory                            $4,604,363   $4,784,364


Management has reclassified $4,424,363 of the Company's inventory to long-term assets in the accompanying balance sheets to reflect inventory to be consumed beyond the current operating cycle.


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

Administrative and Other - Expenses increased 15% to
$135,575 for the 2004 Quarter as compared to $118,150 for the 2003 Quarter.

Professional Fees - Expenses increased 177% to $222,969 for the 2004 Quarter as compared to $80,428 for the 2003
Quarter. The increase is attributed to legal services for regulatory matters, patent legal billings, and international patent filing fees.

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

Net Income (Loss) from Continuing Operations - The net income from continuing operations for the 2004 Quarter was $211,958 or 0.004 cents per share as compared to a net loss of $(172,074) or (0.005) cents per share for the 2003
Quarter. The favorable turn around over the stated periods is a direct result of the increase in international sales and a decrease in most expense categories that was offset by increased legal fees.

Liquidity and Capital Resources

As of March 31, 2004, we had a bank balance of $27,592 and a working capital deficit of $(1,796,869) as compared to a cash balance of $31,420 and a working capital deficit of $(2,192,304) at December 31, 2003. Our ability to meet short-term obligations continues to improve, however we remain constrained by a very tight cash position which can be primarily attributed to the lower level of international sales than was expected, especially during the normally slow summer months.

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

As of March 31, 2004, approximately 45,126,847 shares of common stock, 2,083,500 stock options, and 3,572,222 warrants were outstanding. Furthermore, we may issue additional options for up to an additional 1.8 million shares of common stock pursuant to the 2002 Stock Option
Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, irectors and consultants, all of which may further dilute our net tangible book value per share.

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

SEC Investigation

On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette
Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder, former employee and significant shareholder, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages of $1.475 million. On January 7, 2004 the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except $106,354. This amount would need to be obtained from the other defendant's including
SurgiLight. While SurgiLight is currently in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it has recorded this amount as an accrued liability for the potential monies owed.

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

SEC Investigation - On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States
District Court for the Middle District of Florida by the United States Securities and Exchange Commission against
Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron
Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder, former employee and significant shareholder, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages of $1.475 million. On January 7, 2004 the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except $106,354. This amount would need to be obtained from the other defendant's including SurgiLight. While SurgiLight is currently in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it has recorded this amount as an accrued liability for the potential monies owed.

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

Item 2. Changes in Securities

As of March 31, 2004, approximately 45,080,712 shares of common stock, 2,083,500 stock options, and 3,572,222 warrants were outstanding, and, as far as we can determine, were held of record by approximately 1,700 persons, including significant amounts of stock held in street name.

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
None.



SIGNATURES
In accordance with the requirements of the Exchange Act,
the registrant, SurgiLight, Inc., caused this report to be
signed on its behalf by the undersigned, thereunto duly
authorized.
Date: June 30, 2004
/s/ Timothy J. Shea
Timothy J. Shea, President


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


/s/ Colette Cozean, Ph.D.
[Name]

            CEO
 [Title]

Dated: 	June 30, 2004







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


/s/ Stuart Michelson, Ph.D.
[Name]

         CFO
[Title]

Dated: 	June 30, 2004




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


______Colette Cozean, Ph.D.__
_____CEO____________________
Dated: 	June 30, 2004





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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or
operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
s

____Stuart Michelson, Ph.D._____
____CFO__________________
Dated: 	June 30, 2004