Form 10QSB
period 2004-06-30
SURGILIGHT INC
filed 2004-08-13
CIK 1070289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004



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

QUARTER ENDED JUNE 30, 2004

INDEX


PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2004
(unaudited) and December 31, 2003.

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003
(unaudited).

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2004 and 2003
(unaudited).

Condensed Consolidated Statement of Shareholder's Equity
(unaudited).

Notes to Unaudited Condensed Consolidated Financial
Statements.

ITEM 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations and Risk Factors.

ITEM 3 - Controls and Procedures.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

ITEM 2 Changes in Securities

ITEM 3 Defaults upon Senior Securities

ITEM 4 Submission of Matters to a Vote of Security
Holders

ITEM 5 Other Information

ITEM 6 Exhibits and Reports on Form 8-K




Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                           SURGILIGHT, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS


                       ASSETS
                                             June 30,   December 31,
                                               2004          2003
                                           -----------   -----------
                                                         (unaudited)
Current assets:
    Cash                                   $    3,198      $ 31,420
    Accounts receivable trade, less
     allowances for doubtful accounts
     of $158,995 and $161,995                 979,389       132,459
    Inventories                               360,000       360,000
    Prepaid data collection fees              491,500       466,500
    Employee advances                         102,709        38,913
    Prepaid expenses                           46,634        40,331
                                             ---------    ----------
       Total current assets                 1,983,430     1,069,623

Property and equipment, net of
accumulated depreciation of $18,853
and $16,897                                    18,438        20,394

Other assets:
    Long-term inventories                   4,144,363     4,424,364
    Intangible assets, net of
     accumulated amortization of
     $350,847 and $345,849                    212,533       217,531
                                            ----------    ----------
       Total assets                        $6,358,764    $5,731,912
                                           ==========    ==========

                    LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued
    expenses third parties                 $1,665,554    $1,144,904
    Accounts payable related parties          690,968       495,718
    Customer deposits                         465,333       755,333
    Short-term debt                           451,074       451,074
    Convertible debentures                    414,898       414,898
                                            ----------    ----------
      Total liabilities, all current        3,687,827     3,261,927

Debt to be converted into equity            1,088,154     1,088,154

Commitments and Contingencies

Stockholders' equity:
    Preferred stock, $0.0001 par value;
     5,000,000 shares authorized;
     47,000 issued and outstanding                  6             6
    Common stock, $0.0001 par value;
     60,000,000 shares authorized;
     45,326,847 issued; 45,080,712
     outstanding                                4,533         4,513
    Additional paid in capital             10,973,721    10,955,742
    Treasury stock, 46,135 shares
     (at cost)                               (202,095)     (202,095)
    Accumulated deficit                    (9,193,382)   (9,376,335)
                                            ----------    ----------
      Total stockholders' equity             1,582,783     1,381,831
                                            ----------    ----------
      Total liabilities and
       stockholders' equity                 $6,358,764    $5,731,912
                                            ==========    ==========
See accompanying notes to unaudited condensed consolidated financial statements.

                            SURGILIGHT, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                       Three Months Ended      Six Months Ended
                      June 30,   June 30,   June 30,     June 30,
                        2004       2003      2004         2003
                      --------   --------   -------      -------
 Revenue:
 Sales of equipment $  497,000  $  237,500  $1,477,000  $  565,500
 Other                  65,020      20,285     69,248       24,571
                    ----------- ----------- ----------- -----------
 Total Revenue         562,020     257,785   1,546,248     590,071
 Cost of Sales         107,382      38,595     305,938      72,839
                    ----------- ----------- ----------- -----------
 Gross profit          454,638     219,190   1,240,310     517,232

 Operating expenses:
 Salaries and benefits  96,317     134,116     211,657     258,404
 Advertising & mktg.     2,612      21,194       5,444      67,445
 Admin. & other        107,417     152,963     242,992     272,413
 Professional fees     183,444      54,692     406,413     135,119
 Research and devel.    47,001      63,001      94,002     110,002
 Interest expense       43,375      12,746      89,895      25,457
 Depreciation              978       6,307       1,956      13,039
 Amortization            2,499      29,154       4,998      58,309
                    ----------- ----------- ----------- -----------
 Total operating
   expenses            483,643     474,173   1,057,357     940,188
                    ----------- ----------- ----------- -----------
 Income (loss)
  from operations      (29,005)   (254,983)    182,953    (422,956)
                    -----------  ---------- ----------- -----------
 Provision for
  income tax                -           -           -           -
                    -----------  ---------- ----------- -----------
 Income (loss) from
   continuing
   operations          (29,005)   (254,983)    182,953    (422,956)

Discontinued
operations: Income
(loss) from operations
of Plantation
(including $85,804
loss on disposal)           -     (100,903)        -      (102,145)
                    -----------  ---------- ----------- -----------
Net income (loss)
from discontinued
operations                  -     (100,903)        -      (102,145)
                    -----------  ---------- ----------  -----------
Net Income (loss)   $  (29,005)  $(355,886) $   182,953  $(525,101)
                    ===========  ========== =========== ===========

Basic and diluted income (loss) per share:
Income (loss) from
continuing operations   (0.001)     (0.006)      0.004      (0.012)
Income (loss) from
discontinued operations  0.000      (0.003)      0.000      (0.003)
                        -------     -------     -------     -------
Net Income (loss)       (0.001)     (0.009)      0.004      (0.015)
                        =======     =======     =======     =======

Weighted average shares used in calculating
net income (loss)
per share Basic      45,210,363   40,253,972  45,168,605  36,405,947

Weighted average shares used in calculating
net income (loss)
per share
Fully Diluted        45,210,363   40,253,972  45,168,605  36,405,947



See accompanying notes to unaudited condensed consolidated financial statements.

                           SURGILIGHT, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                       Three Months Ended        Six Months Ended
                        June 30,  June 30,      June 30,    June 30,
                          2004      2003           2004       2003
                        --------  --------     -------    -------
Cash flows from
operating activities:
Net income (loss)     $ (29,005)  $ (353,967) $  182,953  $(525,101)
Adjustments to reconcile
net loss to net cash
used in operating activities:
Depreciation                978        6,307       1,956     13,039
Amortization              2,499       29,154       4,998     58,309
(Increase) decrease in
assets and liabilities,
net of business
acquisitions and dispositions
Receivables            (446,930)    (205,250)   (846,930)  (365,612)
Inventories             100,000       30,000     280,001     60,000
Prepaid fees                 -            -      (25,000)   (59,000)
Employee advances       (17,377)          -      (63,797)      (828)
Prepaid expenses         12,362        3,152      (6,303)   (19,578)
A/P & accr. expenses
 - third parties        279,732      147,476     618,887    212,272
A/P related parties      45,347      163,411      97,013    180,025
Customer Deposits        10,000           -     (290,000)  (100,000)
Discont. operations          -       118,579          -     104,505
                      ----------  ----------- ----------- ----------
Net cash used in
operating activities    (42,394)     (61,138)    (46,222)  (441,969)
                      ----------  ----------- ----------- ----------

Cash flows from
investing activities:
Purchases of equipment       -            -           -        (519)
                      ----------  ----------- ----------- ----------
Net cash used in
investing activities         -            -           -        (519)
                      ----------  ----------- ----------- ----------

Cash flows from
financing activities:
Bank overdraft               -      (10,983)          -        (254)
Repayment of debt            -       (1,424)          -      (2,822)
Proceeds from
 shareholder loans           -        6,000           -       6,000
Repayment of
 debentures                  -           -            -     (38,000)
Proceeds from
 private placement           -           -            -     500,000
Loan fees                    -           -            -     (22,500)
Proceeds from issuance
 of common stock         18,000          -        18,000         64
Conversion of debenture      -       64,121           -          -
                      ----------  ----------  ----------- ----------
Net cash provided by
financing activities     18,000      57,714       18,000    442,488
                      ----------  ----------  ----------- ----------
Net decrease in cash    (24,394)    (3,424)      (28,222)        -

Cash beginning
 of period               27,592         -         31,420         -
                      ----------- ----------  ----------- ----------

Cash end of period    $   3,198   $ (3,424)   $    3,198  $      -
                       ==========  =========  =========== ==========

Supplemental disclosure:

Cash paid during the
period for interest   $       -   $      -    $       -   $   3,049
                      =========== ==========  =========== ==========


See accompanying notes to unaudited condensed consolidated financial statements.







                             SURGILIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
              For the Three Months Ended June 30, 2004

                                                        Additional
                      Preferred Stock     Common Stock    Paid-In
                       Shares  Amount   Shares  Amount    Capital
                      ---------------- ------------------ --------
Balances at
March 31, 2004       47,000    $6    45,126,847 $4,513  $10,955,742

Payment for
legal services           -      -       200,000     20       17,980

Net loss                 -      -            -       -          -
                     ------    --    ---------- ------  -----------

Balances at
June 30, 2004        47,000    $6    45,326,847 $4,533  $10,973,722
                     ======    ==    ========== ======  ===========


See accompanying notes to unaudited condensed consolidated financial statements.






                           SURGILIGHT, INC.
    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                  For the Three Months Ended June 30, 2004

                                                        Total
                               Treasury     Accum.  Stockholders
                                Stock      Deficit     Equity
                               -------- ------------ -----------
Balances at March 31, 2004    $(202,095) $(9,164,377) $1,593,789

Payment for legal services           -            -       18,000

Net loss                             -       (29,005)    (29,005)
                              ---------- ------------ ----------

Balances at June 30, 2004     $(202,095) $(9,193,382) $1,582,784
                              ========== ============ ==========


See accompanying notes to unaudited condensed consolidated financial statements.









SURGILIGHT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Business and Basis of Presentation

SurgiLight, Inc. ("the Company" or "SurgiLight") sells ophthalmic lasers and related products and services based on its own and licensed intellectual property, primarily for use in refractive and presbyopia procedures.
SurgiLight's wholly owned subsidiaries, which comprised an operating segment of the Company, (Plantation Laser Eye
Center, "Plantation" and American Medical Laser Services,
Inc., "AMLSI") provided medical laser services in the state of Florida.

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

The accompanying unaudited condensed consolidated financial statements of SurgiLight, Inc., and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of
Article 10 of Regulation S-X and the instructions of Form
10-QSB. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America.
Management believes the accompanying unaudited condensed consolidated financial statements reflect all adjustments
(consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2003 and 2002, including the notes thereto, and the other information included in the Company's filing on Form 10-KSB, which was filed with the Securities and Exchange Commission, SEC, on April 14, 2004. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this filing.
Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

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

Mr. Miano has filed litigation against us alleging a breach of contract for our alleged failure to provide up to $1 million of working capital (see note 4 Legal
Proceedings). This dispute could affect our ability to control AMLSI if found to have merit as Mr. Miano claims, as a result of the dispute, that he owns 55% of AMLSI. We, based on advice of legal counsel, believe that AMLSI is a wholly owned subsidiary and, accordingly have consolidated the accounts of AMLSI in our financial statements. There can be no guarantee we will prevail on the dispute. At
December 31, 2002 Mr. Miano ceased any business operations of AMLSI and transferred the existing assets to a newly formed entity without our consent or knowledge. To the best of our knowledge, the remaining asset of AMLSI at that date was as follows: Cash - escrowed account, $264,477.
We are not aware of any liabilities for which we are responsible. In January 2004, we filed suit seeking recovery of the value of the assets transferred plus additional statutory damages. In February 2004, Miano revised his claims and added certain officers and directors of SurgiLight to the litigation.

On July 2, 2003, Merrill Lynch secured a judgment as a result of the default on the $500,000 line-of-credit.
Subsequent to that, the Company has released its rights to Merrill Lynch of the $264,477 of escrowed cash that has been subject of the ongoing dispute between the Company and AMLSI. On July 1, 2004 the U.S. FDA returned $116,337 of previously deposited funds to the Company. The funds were sent directly to Merrill Lynch and were applied to the Company's outstanding debt balance.

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

In July 2004, the Company was contacted by the U.S.
Department of the Treasury who is investigating a shipment to Iran in 2000 by the founder of the Company. It is too early to know if this may result in any liability to the Company.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements in the 10KSB filed for the period ended December 31, 2003, the Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. These matters, among other things, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans related to these matters are also discussed in that related Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.	Segment Information
The following presents the Company's segment information for the six-month periods ended June 30, 2004 and 2003:

                       SurgiLight   Centers   SurgiLight   Centers
                         6/30/04    6/30/04     6/30/03    6/30/03
                       ----------  ---------  ----------  ---------
Revenues               $      -    $     -    $  590,070  $ 134,100
Cost of goods sold            -          -        72,839     64,506
Salaries and benefits         -          -       258,404     31,556
Advertising and selling       -          -        67,445      1,456
Administrative & other        -          -       272,412     46,314
Professional fees             -          -       135,119         -
Research & development        -          -       110,002         -
Depreciation & amort.         -          -        71,348         -
Net interest expense          -          -        25,457      6,609
Other (Income) or Loss        -          -            -      85,804
                       ----------  ---------  ----------  ---------
Net Income (Loss)      $      -    $     -    $ (422,956) $(102,145)
                       ==========  =========  ==========  =========

4.	Legal Proceedings
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

On July 2, 2003, Merrill Lynch secured a judgment as a result of the default on the $500,000 line-of-credit.
Subsequent to that, the Company has released its rights to Merrill Lynch of the $264,477 of escrowed cash that has been subject of the ongoing dispute between the Company and AMLSI. During September 2003, Merrill Lynch also received
$20,750 from the final proceeds of the Plantation asset sale. On July 1, 2004 the U.S. FDA returned $116,000 of previously deposited funds to the Company. The funds were sent directly to Merrill Lynch and were applied to the Company's outstanding debt balance. Currently, the liability due Merrill Lynch is approximately $114,000 plus accrued interest.

RHI Management Resources - During January 2004, RHI
Management Resources obtained a judgment against the Company for unpaid services in the approximate amount of $92,000. At the date of this filing, the Company has paid approximately $33,000 toward this obligation.

5.	Stockholders' Equity
Stock Options - At June 30, 2004, the Company has two stock option plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No.
25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No.
123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                           Six Months Ended June 30
                                              2004         2003
                                           ----------   ----------
Net income (loss), as reported             $ 182,953    $(525,101)

Deduct: Total stock-based compensation
expense determined under fair
value based method for all awards,
net of related tax effects.                     (789)      (1,027)

Net income (loss), pro forma               $ 182,164    $(526,128)

Income (loss) per share:
   Basic and Diluted as reported           $   0.004    $  (0.015)
   Basic and Diluted pro forma             $   0.004    $  (0.015)

6.	Related Party Transactions
Premier Laser Systems. As of June 30, 2004, the Company's short-term debt balance to Premier Laser Systems, Inc. is $175,000 remaining from the purchase of Premier's ophthalmic laser product line in December 2001. Colette
Cozean, Ph.D., a Director and Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999. Premier currently owes Dr.
Cozean approximately $120,000 for severance, life insurance, expenses and salary. Premier also owes Dr.
Cozean up to $167,375 as a commission from sale of Premier assets of which $81,125 is from the second acquisition of assets by SurgiLight.

In November 2000, the Company entered into a consulting agreement with Dr. Cozean. Currently, the Company agreed to pay her as CEO and a regulatory consultant at a rate of $13,500 per month and issue her options each month for 3,500 shares at a 10% discount off of fair market value in exchange for her services.

Sale of Excimer Laser Systems. In February 2002, the
Company signed an agreement with TAO Enterprises, an entity owned by Dr. J. T. Lin, who is a significant shareholder and who was also an employee and director of the Company, to sell to TAO all of the assets and business of the Company's international laser surgery centers and corresponding Excimer laser technologies. This sale included the assumption by TAO of the obligations under the FDA consent decree, as those obligations relate solely to Excimer and UV laser technologies for corneal shaping and not the Company's current technology focus on Infrared lasers to treat Presbyopia. TAO agreed to pay $332,000 for the assets, with an additional $50,000 to be based on clinical fees. At December 31, 2002, the Company has written off as uncollectible the $158,000 remaining on the agreement.

Directors' Loans and accounts payable and accrued expenses.
 During October 2002, CEO Colette Cozean and CFO Stuart
Michelson each loaned the Company $20,000 which was used to fund a portion of the closing costs related to a proposed refinancing of the Company's debt. In addition, the accounts payable balance of $502,218 as of June 30, 2004 owed to Dr. Cozean is also covered by this loan agreement.
The balance due Colette Cozean is recorded in accounts payable and accrued expenses related party. During April
2003, CFO Michelson loaned an additional $6,000 to the Company which was used to fund operating expenses. At June
30, 2004 the accounts payable balance to CFO Michelson was $65,000. This balance is recorded in accounts payable and accrued expenses related party. UCC forms were filed to secure these loans with a lien on the Company's intangible assets. Timothy Shea, President and Chief Operating
Officer is due approximately $123,750 which is recorded in accounts payable and accrued expenses related party at June 30, 2004.

Termination of Asia Vision Distribution Agreement. On May
27, 2003, the Company terminated its international distribution agreement with Asia Vision, whose territory included the significant portion of the Pacific Rim countries. The agreement was terminated for lack of performance. It has recently come to the attention of the Company, contrary to the assertions of Dr. J.T. Lin that he or his family are beneficial owners of Asia Vision.

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

7.	Inventories
The components of inventories at June 30, 2004 and December
31, 2003 are summarized as follows:

                            June 30,      Dec. 30,
                              2004         2003
                           ---------     ---------
Raw Materials              $1,650,704     $1,650,704
Work in progress              299,175        299,175
Finished goods              2,554,485      2,834,485
                           ----------     ----------
Total Inventory            $4,504,363     $4,784,364
                           ==========     ==========

Management has reclassified $4,144,363 of the Company's inventory to long-term assets in the accompanying balance sheets to reflect inventory to be consumed beyond the current operating cycle.

8.	Subsequent Events
On July 1, 2004 the U.S. FDA returned $116,336.91 of previously deposited funds to the Company. The funds were sent directly to Merrill Lynch and were applied to the Company's outstanding debt balance.

Item 2. Management's Discussion and Analysis or Plan of
Operation.

The Management's Discussion and Analysis of the Financial
Condition and Results of Operations reviews past performance and, where appropriate, states expectations about future activities in forward-looking statements.
Future results may differ from expectations.

Operating Highlights:

Revenues - The revenues from equipment sales for the quarter ended June 30, 2004 (2004 Quarter) increased 109% to $497,000 from $237,500 for the quarter ended June
30, 2003 (2003 Quarter) and increased 161% to $1,477,000
from $565,500 for the six-month period ending June 30, 2004
(2004 Period) compared to the six-month period ending June 30, 2003 (2003 Period). The 2004 Quarter increase in revenue is due to increased international sales of the OptiVision Laser.

Salaries & Benefits - Expenses decreased 28% to $96,317 for the 2004 Quarter as compared to $134,116 for the 2003
Quarter and decreased 18% to $211,657 from $258,404 for the six-month period ending June 30, 2004 (2004 Period) compared to the six-month period ending June 30, 2003 (2003
Period). The decreases were due to the reduction in the cost of contractual temporary services and the closing of the Plantation Laser Center. The reduction was offset by an increase in commissions due on revenue collections.

Advertising and Selling - Expenses decreased 88% to $2,612
for the 2004 Quarter as compared to $21,194 for the 2003
Quarter and decreased 92% to $5,444 from $67,445 for the six-month period ending June 30, 2004 (2004 Period) compared to the six-month period ending June 30, 2003 (2003
Period). It is anticipated that these expenses will increase as the Company attends tradeshows and revises its trade literature to reflect results from the increased clinical activity as revenue collections begin to recover, thus allowing more funding for these expenses.

Administrative and Other - Expenses decreased 30% to
$107,417 for the 2004 Quarter as compared to $152,963 for the 2003 Quarter and decreased 11% to $242,992 from $272,413 for the six-month period ending June 30, 2004
(2004 Period) compared to the six-month period ending June
30, 2003 (2003 Period). The decreases were due to the lower level of activity in accounts such as freight and supplies and the closing of the Plantation Laser Center in May 2003. These savings were offset by increases in FDA regulatory costs and insurance premiums.

Professional Fees - Expenses increased 235% to $183,444 for the 2004 Quarter as compared to $54,692 for the 2003
Quarter and increased 201% to $406,413 from $135,119 for the six-month period ending June 30, 2004 (2004 Period) compared to the six-month period ending June 30, 2003 (2003
Period). These increases are attributed to legal services associated with FDA regulatory matters, patent legal billings, and international patent filing fees.

Research and development - Expenses decreased 25% to $47,001 for the 2004 Quarter as compared to $63,001 for the 2003 Quarter and decreased 15% to $94,002 from $110,002 for the six-month period ending June 30, 2004 (2004 Period) compared to the six-month period ending June 30, 2003 (2003
Period). These decreases are attributed to the lower amortization costs associated with the clinical trials.
Allocation for payroll and consultant expenses have remained unchanged over these periods.

Interest Expense - Interest expense increased 240% to
$43,375 for the 2004 Quarter as compared to $12,746 for the 2003 Quarter and increased 253% to $89,895 from $25,457 for the six-month period ending June 30, 2004 (2004 Period) compared to the six-month period ending June 30, 2003 (2003
Period). The increase is due to the interest accruals for the GEM note payable that is in default and for convertible debenture that matured on December 31, 2002 that has not yet been redeemed.

Depreciation and Amortization - Expenses decreased 90% to
$3,477 for the 2004 Quarter as compared to $35,461 for the 2003 Quarter and decreased 90% to $6,954 from $71,348 for the six-month period ending June 30, 2004 (2004 Period) compared to the six-month period ending June 30, 2003 (2003
Period). The decrease in depreciation resulted primarily from the December 31, 2003 write-off of the Company's laboratory equipment. In addition, $315,000 of loans costs became fully amortized at December 31, 2003.

Total Operating Expenses - In summary, expenses increased
2% to $483,643 for the 2004 Quarter as compared to $474,173 for the 2003 Quarter and increased 12% to $1,057,357 from $940,188 for the six-month period ending June 30, 2004
(2004 Period) compared to the six-month period ending June
30, 2003 (2003 Period). The Company has controlled its administrative, marketing, and payroll expenses as significant additional legal expenses were required for regulatory and patent matters.

Net Income (Loss) from Continuing Operations. The net loss from continuing operations for the 2004 Quarter was $(29,005) or (0.001) cents per share as compared to a net loss of $(254,983) or (0.006) cents per share for the 2003
Quarter. The favorable turn around over the stated periods is a direct result of the increase in international sales and a decrease in most expense categories that was offset by increased legal fees.

Liquidity and Capital Resources


As of June 30, 2004, we had a bank balance of $3,198 and a working capital deficit of $(1,704,397) as compared to a cash balance of $31,420 and a working capital deficit of $(2,192,304) at December 31, 2003. Our ability to meet short-term obligations continues to improve, however we remain constrained by a very tight cash position which can be primarily attributed to the lower level of international sales than was expected, especially during the normally slow summer months.

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

The Company has severe liquidity problems which compromises its ability to pay principal and interest on debt and other current operating expenses in a timely manner. The Company is seeking additional sources of financing, which may include short-term debt, long-term debt or equity. There is no assurance that the Company will be successful in raising additional capital. In November 2002 the Company received a commitment letter for a $10 million line of credit secured by the Company's inventory and accounts receivable. The terms require obtaining a bank guarantee at a cost of $585,000, $92,500 of processing fees to be paid prior to closing, and an additional $153,000 to be paid at time of closing the transaction. The line of credit is for a term of ten years and accrues interest at a fixed rate of 4.75% for amounts utilized. The Company has negotiated the Operating Agreement with the lender and is currently awaiting settlement. However, there is no guarantee that the debt financing will be received or if received will be according to these terms.

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

Failure to raise additional financing or achieve and maintain profitable operations may result in the inability to successfully promote our brand name, develop or enhance the medical eye laser technology or other services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial condition and results of perations or existence as a going concern.

Substantial Indebtedness

We have a substantial amount of indebtedness.  As of June
30, 2004 the total indebtedness was $4,775,981 (including accounts payable and accrued expenses of $2,356,522, a convertible debenture of $414,898, and short-term notes payable comprised of the remaining balance on the Premier acquisition of $175,000, line-of-credit of $230,074, $46,000 in loans from shareholders, customer deposits of $465,333 and the $1,088,154 remaining from the GEM convertible debenture conversion). The GEM note payable will be satisfied with an equity issuance when the shareholders authorize additional common stock.

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

Our ability to pay principal and interest on the indebtedness and to satisfy the other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control, as well as the availability to obtain additional sources of capital. If we are unable to service the indebtedness, we will be forced to take actions such as reducing or delaying apital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. There is no assurance that we can affect any of these remedies on satisfactory terms, or at all.

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

As of June 30, 2004, approximately 45,326,847 shares of common stock, 2,094,000 stock options, and 3,572,222 warrants were outstanding. Furthermore, we may issue additional options for up to an additional 1.8 million shares of common stock pursuant to the 2002 Stock Option
Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

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

Our Company Is Subject To Certain Risks Associated With Its
International Sales

We expect sales to international accounts will continue to represent a significant percentage of our total sales unless and until our systems are cleared for commercial distribution in the U.S., or with respect to those products that do not require regulatory approval, otherwise enter the U.S. market. Our business, financial condition and international results of operations may be adversely affected by present economic instability in certain Asian and South American countries, future economic instability in other countries in which we have sold or may sell, increases in duty rates, difficulties in obtaining export licenses, ability to maintain or increase prices, and competition. Additionally, international sales may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in staffing and coordinating communications among and managing international operations. Because most of our sales have been denominated in U.S. dollars, we do not have significant exposure to typical foreign currency fluctuation risks. However, due to our Company's ignificant export sales, we are subject to currency exchange rate fluctuations in the U.S. dollar, which could increase the effective price in local currencies of our products. This could in turn result in reduced sales, longer payment cycles and greater difficulty in collecting receivables.

The Loss Of Key Personnel Could Adversely Affect Our
Business

Our ability to maintain our competitive position depends in part upon the continued contributions of our executive officers and other key employees and consultants. A loss of one or more such officers, consultants or key employees could have an adverse effect on our business. We do not carry key man insurance on any officer or key employee. As we continue the clinical development of our lasers and other products and prepare for regulatory approvals and other commercialization activities, we will need to continue to implement and expand our operational, financial and management resources and controls. While to date we have not experienced problems recruiting or retaining the personnel necessary to implement such plans, we cannot be certain that problems won't arise in the future. If we fail to attract and retain qualified individuals for necessary positions, and if we are unable to effectively manage growth in our domestic and nternational operations, these could have an adverse effect on our business, financial condition and results of operations.

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

PART II OTHER INFORMATION

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

On July 1, 2004 the U.S. FDA returned $116,337 of previously deposited funds to the Company. The funds were sent directly to Merrill Lynch and were applied to the Company's outstanding debt balance. Currently, the liability due Merrill Lynch is approximately $114,000 plus accrued interest.

RHI Management Resources - During January 2004, RHI
Management Resources obtained a judgment against the Company for unpaid services in the approximate amount of $92,000. At the date of this filing, the Company has paid approximately $33,000 toward this obligation.

Item 2. Changes in Securities

As of June 30, 2004, approximately 45,326,847 shares of common stock, 2,094,000 stock options, and 3,572,222 warrants were outstanding, and, as far as we can determine, were held of record by approximately 1,700 persons, including significant amounts of stock held in street name.

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

On July 1, 2004 the U.S. FDA returned $116,337 of previously deposited funds to the Company. The funds were sent directly to Merrill Lynch and were applied to the Company's outstanding debt balance. Currently, the liability due Merrill Lynch is approximately $114,000 plus accrued interest.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits
None.

(b)	Reports
None.


SIGNATURES

In accordance with the requirements of the Exchange Act,
the registrant, SurgiLight, Inc., caused this report to be
signed on its behalf by the undersigned, thereunto duly
authorized.
Date: August 13, 2004
/s/ Timothy J. Shea
Timothy J. Shea, President


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


/s/ Edward Tobin
Edward Tobin, Member Board of Directors







Certification of Principal Executive Officer and
Principal Financial Officer Pursuant to
18 U.S.C. 1350


In connection with the Form 10-QSB (the "Report") of
SurgiLight, Inc. (the "Company") for the period ending
March 31, 2004, I, Colette Cozean, CEO of the Company, certify that:

(1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Company.


/s/ Colette Cozean, Ph.D.
[Name]
CEO
 [Title]

Dated: August 13, 2004








Certification of Principal Executive Officer and
Principal Financial Officer Pursuant to
18 U.S.C. 1350


In connection with the Form 10-QSB (the "Report") of
SurgiLight, Inc. (the "Company") for the period ending
March 31, 2004, I, Stuart Michelson, Ph.D., CFO of the
Company, certify that:

(1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Company.


/s/ Stuart Michelson, Ph.D.
[Name]
CFO
[Title]

Dated: August 13, 2004




CERTIFICATION PURSUANT TO RULE 13a 14(a)/15D-14(a) and SECTION 302 OF THE SARBANES-OXLEY ACT

I, Colette Cozean, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for SurgiLight, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such tatements were made, not misleading with respect to the period covered by this quarterly report;

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

/s/ Colette Cozean, Ph.D.
CEO
Dated: August 13, 2004


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


/s/ Stuart Michelson, Ph.D.
CFO
Dated: August 13, 2004