Form 10QSB
period 2004-09-30
SURGILIGHT INC
filed 2004-11-15
CIK 1070289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004




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


Number of shares outstanding of common equity, as of September 30, 2004 was 54,411,958





SURGILIGHT CORPORATION AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 30, 2004

INDEX


PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003.

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003 (unaudited).

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2004 and 2003 (unaudited).

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

                                           SURGILIGHT, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                                               September 30,   December 31,
                                                                   2004           2003
                                                                -----------    ------------
                                                                (unaudited)
Current assets:
    Cash                                                       $     4,728       $ 31,420
    Accounts receivable trade, less allowances for
       doubtful accounts of $583,995 and $161,995                  545,459        132,459
    Inventories                                                    360,000        360,000
    Prepaid data collection fees                                   491,500        466,500
    Employee advances                                              108,709         38,913
    Prepaid expenses                                                82,514         40,331
                                                               -----------     ----------
       Total current assets                                      1,592,910      1,069,623

Property and equipment, net of accumulated depreciation
    Of $19,831 and $16,897                                          17,460         20,394

Other assets:
    Long-term inventories                                        4,144,363      4,424,364
    Intangible assets, net of accumulated amortization
       of $353,346 and $345,849                                    210,034        217,531
                                                               -----------     ----------
       Total assets                                            $ 5,964,767     $5,731,912
                                                               ===========     ==========

                    LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses - third parties      $ 1,943,095     $1,144,904
    Accounts payable - related parties                             893,347        495,718
    Customer deposits                                              464,233        755,333
    Short-term debt                                                343,537        451,074
    Convertible debentures                                          36,898        414,898
                                                               -----------     ----------
      Total liabilities, all current                             3,681,110      3,261,927

Debt to be converted into equity                                 1,088,154      1,088,154

Commitments and Contingencies

Stockholders' equity:
    Preferred stock, $0.0001 par value; 5,000,000 shares
       authorized; 47,000 issued and outstanding                         6              6
    Common stock, $0.0001 par value; 60,000,000 shares authorized;
       54,411,958 issued; 54,365,823 outstanding                     5,441          4,513
    Additional paid in capital                                  11,467,108     10,955,742
    Treasury stock, 46,135 shares (at cost)                       (202,095)      (202,095)
    Accumulated deficit                                        (10,074,957)    (9,376,335)
                                                               -----------     ----------
      Total stockholders' equity                                 1,195,503      1,381,831
                                                               -----------     ----------

      Total liabilities and stockholders' equity               $ 5,964,767     $5,731,912
                                                               ===========     ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                               SURGILIGHT, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                               Three Months Ended         Nine Months Ended
                                               Sept. 30,   Sept. 30,    Sept. 30,    Sept. 30,
                                                  2004       2003         2004         2003
                                               ---------   ---------    ---------    ---------
     Revenue:
        Sales of equipment                   $       -   $  202,485    $1,477,000   $  767,985
        Other                                   122,850       3,800       192,098       28,370
                                             ----------- -----------   -----------  -----------
        Total Revenue                           122,850     206,285     1,669,098      796,355
     Cost of Sales                                6,585      31,992       312,523      104,831
                                             ----------- -----------   -----------  -----------
        Gross profit                            116,265     174,293     1,356,575      691,524

     Operating expenses:
        Salaries and benefits                   101,221     109,874       312,878      368,277
        Advertising and marketing                    -        3,855         5,444       71,300
        Administrative and other                618,441     105,579       861,432      377,992
        Professional fees                       177,867      83,697       584,280      218,816
        Research and development                 47,001      47,001       141,003      157,003
        Interest expense                         49,834      13,173       139,729       38,630
        Depreciation                                978       6,307         2,934       19,346
        Amortization                              2,499      29,154         7,497       87,463
                                             ----------- -----------   -----------  -----------
        Total operating expenses                997,841     398,640     2,055,197    1,338,827
                                             ----------- -----------   -----------  -----------
     Income (loss) from operations             (881,576)   (224,347)     (698,622)    (647,303)
                                             -----------  ----------   -----------  -----------
     Provision for income tax                        -           -             -            -
                                             -----------  ----------   -----------  -----------
     Income (loss) from
          continuing operations                (881,576)   (224,347)     (698,622)    (647,303)

     Discontinued operations:
        Income (loss) from operations
        of Plantation (including $85,804
        loss on disposal)                            -           -             -      (102,145)
                                             -----------  ----------   -----------  -----------
        Net income (loss) from
        discontinued operations                      -           -             -      (102,145)
                                             -----------  ----------   -----------  -----------
        Net Loss                             $ (881,576)  $(224,347)   $ (698,622)  $ (749,448)
                                             ===========  ==========   ===========  ===========

 Basic and diluted income (loss) per share:
  Income (loss) from continuing operations      (0.017)     (0.004)      (0.015)      (0.016)
  Income (loss) from discontinued operations     0.000      (0.000)       0.000       (0.003)
                                                -------     -------      -------      -------
         Net Income (loss)                      (0.017)     (0.004)      (0.015)      (0.019)
                                                =======     =======      =======      =======

Weighted average shares used in calculating
 net income (loss) per share - Basic          52,246,133  45,115,712    47,553,126   39,388,726

Weighted average shares used in calculating
 net income (loss) per share - Fully Diluted  52,246,133  45,115,712    47,553,126   39,388,726




See accompanying notes to unaudited condensed consolidated financial statements.





                                     SURGILIGHT, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                               Three Months Ended       Nine Months Ended
                                             Sept. 30,   Sept. 30,     Sept. 30,  Sept. 30,
                                                2004      2003         2004         2003
                                             --------   --------    --------  --------
Cash flows from operating activities:
  Net loss                                  $(881,576)  $ (224,347)  $ (698,622)  $(749,448)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
      Depreciation                                978        6,307        2,934      19,346
      Amortization                              2,499       29,154        7,497      87,463
      Stock issued for services               494,295           -       512,294          -
      Provision for bad debt                  425,000           -       425,000          -
 (Increase) decrease in assets and
  liabilities, net of business
  acquisitions and dispositions
      Receivables                               8,930      116,701     (838,000)   (248,911)
      Inventories                                  -        30,000      280,001      90,000
      Prepaid data collection fees                 -            -       (25,000)    (59,000)
      Employee advances                        (6,000)          -       (69,796)       (828)
      Prepaid expenses                        (35,880)       6,480      (42,183)    (13,098)
      Accounts payable & accrued
        expenses-third parties                316,243      (70,535)     922,530     214,801
      Accounts payable-related parties        163,678       73,064      273,290     180,025
      Customer Deposits                        (1,100)      60,000     (291,100)    (40,000)
      Discontinued operations                      -       264,477           -      368,981
                                            ----------  -----------  -----------  ----------
      Net cash generated (used) in
      operating activities                    487,067      291,301       458,845    (150,669)
                                            ----------  -----------  -----------  ----------

Cash flows from investing activities:
  Purchases of equipment                           -            -             -         (519)
                                            ----------  -----------  -----------  ----------
      Net cash used in
         investing activities                      -            -             -         (519)
                                            ----------  -----------  -----------  ----------

Cash flows from financing activities:
  Bank overdraft                                   -        (3,424)           -       (3,678)
  Repayment of debt                          (116,337)    (286,952)     (116,337)   (289,773)
  Proceeds from shareholder loans               8,800           -          8,800       6,000
  Repayment of debentures                          -            -             -      (38,000)
  Proceeds from private placement                  -            -             -      500,000
  Loan fees                                        -            -             -      (22,500)
  Proceeds from issuance of common stock           -            -             -           64
  Conversion of debenture                    (378,000)          -       (378,000)         -
                                            ----------  -----------  -----------  ----------
      Net cash provided by (used) in
        financing activities                 (485,537)     290,376      (485,537)    152,113
                                            ----------  -----------  -----------  ----------
Net increase (decrease) in cash                 1,530          925       (26,692)        925

Cash beginning of period                        3,198           -         31,420          -
                                            ----------- -----------  -----------  ----------

Cash end of period                          $   4,728   $      925    $    4,728  $      925
                                            ==========  ===========  ===========  ==========

Supplemental disclosure:
Cash paid during the period for interest    $       -   $       -    $        -   $    3,049
                                            ==========  ===========  ===========  ==========


See accompanying notes to unaudited condensed consolidated financial statements.






                               SURGILIGHT, INC.
    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                 For the Three Months Ended September 30, 2004

                                                                   Additional
                               Preferred Stock     Common Stock      Paid-In
                                Shares  Amount   Shares   Amount     Capital
                              ---------------- ------------------   ----------
Balances at June 30, 2004        47,000    $6  45,434,347 $4,533  $10,973,722

Payment for services                 -      -   8,977,611    908      493,386

Net loss                             -      -          -     -             -
                                 ------    --  ---------- ------  -----------

Balances at September 30, 2004   47,000    $6  54,411,958 $5,441  $11,467,108
                                 ======    ==  ========== ======  ===========


See accompanying notes to unaudited condensed consolidated financial statements.










                               SURGILIGHT, INC.
    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                 For the Three Months Ended September 30, 2004

                                                              Total
                                  Treasury       Accum.    Stockholders
                                    Stock        Deficit      Equity
                                  --------   ------------  ------------
Balances at June 30, 2004         $(202,095)  $ (9,193,381)  $1,582,785

Payment for services                     -              -       494,294

Net loss                                 -        (881,576)    (881,576)
                                 ----------   ------------   ----------

Balances at September 30, 2004    $(202,095)  $(10,074,957)  $1,195,503
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

Major Customers

During the period ended September 30, 2004, approximately 88% of sales were to one international distributor. At September 30, 2004, approximately 75% of the balance in Accounts Receivable was due from the same distributor. That distributor is currently on notice for being in default as a result of failure to make contractually required payments and approximately 50% of the balance due has been properly recorded in the Allowance for Doubtful Accounts.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements in the 10-KSB filed for the period ended December 31, 2003, the Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. These matters, among other things, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans related to these matters are also discussed in that related Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.	Segment Information
The following presents the Company's segment information for the nine-month periods ended September 30, 2004 and 2003:

                                SurgiLight    Centers    SurgiLight    Centers
                                  9/30/04     9/30/04      9/30/03     9/30/03
                                ----------   ---------   ----------   ---------
Revenues                        $      -     $     -     $  796,355   $ 134,100
Cost of goods sold                     -           -        104,831      64,506
Salaries and benefits                  -           -        368,277      31,556
Advertising and selling                -           -         71,300       1,456
Administrative and other               -           -        377,992      46,314
Professional fees                      -           -        218,816          -
Research & development                 -           -        157,003          -
Depreciation & amortization            -           -        106,809          -
Net interest expense                   -           -         38,630       6,609
Other (Income) or Loss                 -           -             -       85,804
                                ----------   ---------   ----------   ---------
Net Income (Loss)               $      -     $     -     $ (647,303)  $(102,145)
                                ==========   =========   ==========   =========


4.	Legal Proceedings
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

5.	Stockholders' Equity
Stock Options - At September 30, 2004, the Company has two stock option plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                        Nine Months Ended September 30
                                              2004         2003
                                           ----------   ----------
Net loss, as reported                      $(698,622)   $(749,448)

Deduct: Total stock-based compensation
expense determined under fair
value based method for all awards,
net of related tax effects.                     (789)      (1,027)


Net income (loss), pro forma               $(699,411)   $(750,475)


Income (loss) per share:
   Basic and Diluted - as reported         $  (0.015)   $  (0.016)
   Basic and Diluted - pro forma           $  (0.015)   $  (0.016)


Stock Issuances - During the quarter, the Company issued the following shares:
a.	616,500 shares were issued in payment of past legal services to
The Business Law Group;
b.	1,361,111 shares were issued in payment for present and future legal services to Jeffrey Dawson according to the previously authorized convertible debenture;
c.	7,000,000 shares were issued in payment for $378,000 of past legal services to Knobbe Martens Olson & Bear according to the previously authorized convertible debenture; and
d.	107,500 shares were issued to GEM as an interest payment on its defaulted note.

6.	Related Party Transactions
Premier Laser Systems - As of September 30, 2004, the Company's short-term debt balance to Premier Laser Systems, Inc. is $175,000 remaining from the purchase of Premier's ophthalmic laser product line in December 2001. Colette Cozean, Ph.D., a Director and Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999. Premier currently owes Dr. Cozean approximately $120,000 for severance, life insurance, expenses and salary. Premier also owes Dr. Cozean up to $167,375 as a commission from sale of Premier assets of which $81,125 is from the second acquisition of assets by SurgiLight.

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

Directors' Loans and accounts payable and accrued expenses - During October 2002, CEO Colette Cozean and CFO Stuart Michelson each loaned the Company $20,000 which was used to fund a portion of the closing costs related to a proposed refinancing of the Company's debt. During September 2004, CEO Cozean loaned an additional $8,800 to the Company which was used to fund operating expenses. In addition, the accounts payable balance of $611,941 and accrued interest of $45,423 as of September 30, 2004 owed to Dr. Cozean is also covered by this loan agreement. The balance due Colette Cozean is recorded in accounts payable and accrued expenses - related party. During April 2003, CFO Michelson loaned an additional $6,000 to the Company which was used to fund operating expenses. At September 30, 2004 the accounts payable balance to CFO Michelson was $76,000 and accrued interest was $2,483. These balances are recorded in accounts payable and accrued expenses - related party. UCC forms were filed to secure these loans with a lien on the Company's intangible assets. Timothy Shea, President and Chief Operating Officer is due approximately $157,500 which is recorded in accounts payable and accrued expenses - related party at September 30, 2004.

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

7.	Inventories
The components of inventories at September 30, 2004 and December 31, 2003 are summarized as follows:

                                September 30  December 31,
                                     2004         2004
                                 ----------   ----------
Raw Materials                    $1,650,704    $1,650,704
Work in progress                    299,175       299,175
Finished goods                    2,554,485     2,834,485
   Total Inventory               $4,504,363    $4,784,364


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

Operating Highlights:

Revenues - The revenues from equipment sales for the quarter ended
September 30, 2004 (2004 Quarter) decreased 100%   from $202,485 for the
quarter ended September 30, 2003 (2003 Quarter) and increased 92% to $1,477,000 from $767,985 for the nine-month period ending September 30, 2004 (2004 Period) compared to the nine-month period ending September 30, 2003 (2003 Period). The 2004 Period increase in revenue is due to increased international sales of the OptiVision Laser.

Salaries & Benefits - Expenses decreased 8% to $101,221 for the 2004 Quarter as compared to $109,874 for the 2003 Quarter and decreased 15% to $312,878 from $368,277 for the nine-month period ending September 30, 2004 (2004 Period) compared to the nine-month period ending September 30, 2003 (2003 Period). The decreases were due to the reduction in the cost of contractual temporary services and the closing of the Plantation Laser Center. The reduction was offset by an increase in commissions due for international sales upon revenue collections.

Advertising and Selling - Expenses decreased 100% for the 2004 Quarter as compared to $3,855 for the 2003 Quarter and decreased 92% to $5,444 from $71,300 for the nine-month period ending September 30, 2004 (2004 Period) compared to the nine-month period ending September 30, 2003 (2003 Period). It is anticipated that these expenses will increase as the Company attends tradeshows and revises its trade literature to reflect results from the increased clinical activity as revenue collections begin to recover, thus allowing more funding for these expenses.

Administrative and Other - Expenses increased 486% to $618,441 for the 2004 Quarter as compared to $105,579 for the 2003 Quarter and increased 128% to $861,432 from $377,992 for the nine-month period ending September 30, 2004 (2004 Period) compared to the nine-month period ending September 30, 2003 (2003 Period). The increases were primarily due to recording bad debt expense of $425,000 on the current year sales to Korea. These increases were partially offset by decreases due to the lower level of activity in accounts such as freight and supplies and the closing of the Plantation Laser Center in May 2003.

Professional Fees - Expenses increased 113% to $177,867 for the 2004 Quarter as compared to $83,697 for the 2003 Quarter and increased 167% to $584,280 from $218,816 for the nine-month period ending September 30, 2004 (2004 Period) compared to the nine-month period ending September 30, 2003 (2003 Period). These increases are attributed to professional and legal services associated with FDA regulatory matters, patent legal billings, and international patent filing fees.

Research and development - Expenses remained at the same level of $47,001 for the 2004 Quarter as compared to the 2003 Quarter and decreased 10% to $141,003 from $157,003 for the nine-month period ending September 30, 2004 (2004 Period) compared to the nine-month period ending September 30, 2003 (2003 Period). The 2004 Period decrease is attributed to the lower amortization costs associated with the clinical trials. Allocation for payroll and consultant expenses have remained unchanged over these periods.

Interest Expense - Interest expense increased 278% to $49,834 for the 2004 Quarter as compared to $13,173 for the 2003 Quarter and increased 262% to $139,729 from $38,360 for the nine-month period ending September 30, 2004 (2004 Period) compared to the nine-month period ending September 30, 2003 (2003 Period). The increase is due to the interest accruals for the GEM note payable that is in default and for convertible debenture that matured on December 31, 2002 that has not yet been redeemed.

Depreciation and Amortization - Expenses decreased 90% to $3,477 for the 2004 Quarter as compared to $35,461 for the 2003 Quarter and decreased 90% to $10,431 from $106,809 for the nine-month period ending September 30, 2004 (2004 Period) compared to the nine-month period ending September 30, 2003 (2003 Period). The decrease in depreciation resulted primarily from the December 31, 2003 write-off of the Company's laboratory equipment. In addition, $315,000 of loans costs became fully amortized at December 31, 2003.

Total Operating Expenses - In summary, expenses increased 150% to $997,841 for the 2004 Quarter as compared to $398,640 for the 2003 Quarter and increased 54% to $2,055,197 from $1,338,827 for the nine-month period ending September 30, 2004 (2004 Period) compared to the nine-month period ending September 30, 2003 (2003 Period). The Company has controlled its administrative, marketing, and payroll expenses as significant additional expenses were required for regulatory matters.

Net Income (Loss) from Continuing Operations - The net loss from continuing operations for the 2004 Quarter was $(881,576) or (0.017) cents per share as compared to a net loss of $(224,347) or (0.004) cents per share for the 2003 Quarter.

Liquidity and Capital Resources

As of September 30, 2004, we had a bank balance of $4,728 and a working capital deficit of $(2,088,200) as compared to a cash balance of $31,420 and a working capital deficit of $(2,192,304) at December 31, 2003. We remain constrained by a very tight cash position which can be primarily attributed to the lower level of international sales than was expected, especially during the normally slow summer months.

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

During the last year, we had experienced a slowing of sales resulting from the foreign, particularly European, slowdown in business due to the overall economic downturn. In addition, due to litigation with AMLSI, we have been unable to utilize the existing escrowed cash assets to fund current operations. The result of these two events has created very tight cash flow for us. We have curtailed our business operations, regulatory expansion and marketing.

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

Substantial Indebtedness

We have a substantial amount of indebtedness. As of September 30, 2004 the total indebtedness was $4,769,264 (including accounts payable and accrued expenses of $2,836,442, a convertible debenture of $36,898, and short-term notes payable comprised of the remaining balance on the Premier acquisition of $175,000, line-of-credit of $113,737, $54,800 in loans from shareholders, customer deposits of $464,233 and the $1,088,154 remaining from the GEM convertible debenture conversion). The GEM note payable will be satisfied with an equity issuance when the shareholders authorize additional common stock.

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

As of September 30, 2004, approximately 54,411,958 shares of common stock, 2,104,500 stock options, and 3,572,222 warrants were outstanding. Furthermore, we may issue additional options for up to an additional 1.8 million shares of common stock pursuant to the 2002 Stock Option Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

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

Our ophthalmic laser, OptiVision, is approved by the FDA to be marketed for certain ophthalmic applications. The presbyopia indication is currently being tested in clinical trials outside the United States, and the Company has applied for an Investigational Device Exemption to test it in the United States, which has been approved on a conditional and limited basis. We have a significant inventory of ophthalmic laser systems, which were acquired from Premier Laser Systems, Inc. In order to manufacture laser systems or repair laser systems, we will be registered as a manufacturer with the FDA and abide by Good Manufacturing Practices (GMP). These regulations impose certain procedural and documentation requirements with respect to our manufacturing, research and development, clinical trial and quality assurance activities. The Company has received Warning Letters associated with its manufacturing facility and clinical trials. Our facilities are subject to inspections by the FDA and other regulatory agencies, and if or when any material noncompliance with GMP or Good Clinical Practice (GCP) guidelines is noted, the marketing of all laser products, receipt of export certificates or the progress of clinical trials may be adversely affected.

A Successful Product Liability Claim Asserted Against Us Due To A Defect In One Of Our Products In Excess Of Our Insurance Coverage Would Harm Our Business

The sale of our medical products involves the inherent risk of product liability claims. We do not know whether claims against us arising with respect to our products will be successfully defended or that our insurance will be sufficient to cover liabilities arising from these claims. A successful claim against us in excess of our insurance coverage could have a materially adverse effect on our business. At this time, the Company has no product liability coverage as clinical trials in the United States are waiting for an expansion allowance from the FDA.


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

The Company and its counsel believe there are no other material litigation cases against it.
Item 2. Changes in Securities
As of September 30, 2004, approximately 54,411,958 shares of common stock, 2,104,500 stock options, and 3,572,222 warrants were outstanding, and, as far as we can determine, were held of record by approximately 1,700 persons, including significant amounts of stock held in street name.

GEM Conversion

On June 17, 2003, the Company issued to GEM 5,800,216 shares that when combined with the transfer of the previously escrowed 4,002,132 shares that secured the original debenture, GEM was issued possession of 9,802,348 of the 21,500,000 shares resulting from the conversion. The remaining shares of 11,697,652 are to be issued upon authorization to increase the Company's total authorized common stock to 100 million from 60 million shares.

Stock Issuances - During the quarter, the Company issued the following shares:
e.	616,500 shares were issued in payment of past legal services to
The Business Law Group;
f.	1,361,111 shares were issued in payment for present and future legal services to Jeffrey Dawson according to the previously authorized convertible debenture;
g.	7,000,000 shares were issued in payment for past legal services to Knobbe Martens Olson & Bear according to the previously
authorized convertible debenture; and
h.	107,500 shares were issued to GEM as an interest payment on its defaulted note.
Item 3. Defaults Upon Senior Securities
In November 2002, the Company was notified by Merrill Lynch Business Financial Services ("MLBFS") that the Company was considered to be in default on the $500,000 line-of-credit, secured by inventory, that had matured on July 31, 2002.

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

Departure of Directors - Effective September 20, 2004, Lee Chow, Ph.D., Sylvia Norton, M.D., L.H.D., and John Varley, have resigned as members of the Registrant's Board of Directors.

Mr. Varley served on the Audit Committee and was also designated as the "Audit Committee" financial expert as that term is defined in Item 401
(h)(2) of Regulation S-K.

Dr. Chow served on the Audit Committee.

The resignations were not the result of any disagreement with the Registrant on any matter relating to the operations, policies or practices of the Registrant or the Audit Committee.


(b)	Reports
None.



SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant, SurgiLight, Inc., caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 14, 2004
/s/ Timothy J. Shea
Timothy J. Shea, President


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

Dated: November 14, 2004







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

Dated: November 14, 2004




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

/s/  Colette Cozean, Ph.D.
CEO
Dated: November 14, 2004





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


/s/  Stuart Michelson, Ph.D.
CFO
Dated: November 14, 2004






6


15

8