Form 10KSB
period 2004-12-31
SURGILIGHT INC
filed 2005-05-02
CIK 1070289

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACTS OF 1934
For the fiscal year ended: December 31, 2004
Commission File Number: 0-24897

SurgiLight, Inc.
(Exact name of Registrant as specified in its charter)



         Florida                  	     35-1990562
(State or other Jurisdiction 		(IRS Employer Number)
of Incorporation or Organization)

12001 Science Drive, Suite 140
Orlando, FL  32826
(Address of Principal Executive Offices)

(407) 482-4555
(Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.0001 Par Value
Common Stock Purchase Rights
(Title of Class)

Over The Counter Bulletin Board (OTCBB)e
(Name of Exchange on Which Registered)

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
Yes X 	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of April 25, 2005 was approximately $3,264,717 based on the $0.06 per share closing price of the Common Stock on the Over The Counter Bulletin Board composite transactions tape. The number of shares of Common
Stock outstanding as of April 25, 2005 was approximately 54,411,958.


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


PART II

Item 5. Market for SurgiLight's Common Equity and Related Stockholder
Matters

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 6A. Quantitative and Qualitative Disclosures About Market Risk

Item 7. Financial Statements and Supplementary Data

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


PART III

Item 9. Directors and Executive Officers

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions


PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


SIGNATURES
INDEX TO EXHIBITS





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

The Board of Directors has determined that we should focus on presbyopia as our core business product; therefore in March 2002 we signed a binding letter of intent to sell the remote international laser center's assets and liabilities in China, Vietnam and Egypt. The purchaser, Orlando-based Tao Enterprises, agreed to pay $332,000 for the assets, with up to an additional $50,000 to be based on clinic revenues. The Company's founder, former CEO and significant shareholder J.T. Lin serves as beneficial owner of Tao Enterprises. At this date, Tao Enterprises has defaulted on its installment payments beginning with the payment due February 15, 2003 for $83,000. Accordingly, we have previously written off the entire $158,000 remaining balance as uncollectible and have referred the delinquency to an outside agency for collection.

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

Our Business

Our target market is refractive surgery, particularly reversal of presbyopia, one of the last frontiers of ophthalmology. Presbyopia is a natural aging phenomenon where an aging person loses the ability to focus properly in the near vision field for reading. In February 2004, The Wall Street Journal reported that 110 million Americans over the age of 40 suffer from presbyopia. In July 2001, Ophthalmology Management estimated that the market for presbyopia could be 2-3 times larger than that for LASIK.

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

The most recent papers that were presented in the US were at the American Society of Cataract and Refractive Surgeons (ASCRS) in Washington DC in April 2005. These included papers on the mechanism of LAPR and US Clinical results and Italian clinical experience as well as two courses on Presbyopia. One particular paper presented in April analyzed data collected from ten clinical sites worldwide following surgery on more than 300 eyes with a follow-up of up to 24 months. 82% of the patients improved to J3 or better (able to read a newspaper without glasses) while average accommodation increased by 1.9 diopters. There was also no statistically significant regression at two years. Patients were first treated with the OptiVision for LAPR in fall 2000.

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

As part of the acquisition from Premier Laser Systems, the Company acquired 14 patents and an additional 13 pending patents covering the infrared technology, certain applications in cataracts, glaucoma and other refractive surgeries. The Company also has 3 granted patents and 7 patents pending in the U.S. for presbyopia reversal. The Company has also submitted 7 international patents which are pending.

SurgiLight has hired Knobbe, Martens, Olson, and Bear to review and revise these patents to broaden and tighten our patent coverage. While this review is in process, it is impossible to completely judge the strength of our patent position, but we believe that we will have a strong patent position for the treatment of presbyopia.

In addition, our founder, J.T. Lin, Ph.D. has continued to file patent applications for Presbyopia that are assigned by agreement to the Company. However, he refuses to sign required prosecution documents, claims ownership of certain of these patents and consequently, in some cases, these patents are being abandoned. The Company, due to this breach and other contractual obligations between the parties, has refused to make royalty payments to Dr. Lin. The balance of such royalty payments owed is approximately $31,000, for which Dr. Lin is also claiming a breach. The Company may have to pursue legal remedies to require Dr. Lin to fulfill his obligations under our contracts.

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

Effective October 1, 2002, the Company entered into a formal plan to dispose of both Plantation and AMLSI. The AMLSI operations were discontinued at December 31, 2002 and all of its assets were written off except for the escrowed cash account. On June 12, 2003, the Company entered into an agreement to sell certain of the Plantation assets for a total consideration of $133,820 that was comprised of the assumption of two equipment leases of $59,293 and $9,527 and a cash payment of $65,000. The related assets had a net book value of $219,624 at that date. Accordingly, the Plantation subsidiary has been disposed as of June 12, 2003.

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

On March 18, 2003 we announced that we have granted an exclusive three-year license for our EX-308 Excimer laser technology to RA Medical Systems, Inc., a privately held developer, manufacturer and marketer of equipment for the treatment of various medical conditions. The agreement represents a new revenue source from a technology we elected not to pursue to continue to focus the corporate efforts on such key ophthalmic applications as presbyopia. The agreement also provides for royalty payments to be made to us over an extended time period and such royalties amounted to $4,020 during 2004.

On February 24, 2005, we announced that we have granted a license to our Presbyopia and related patents to Biolase, Inc. to allow Biolase to develop and clinically test their own product prior to bringing it to market. Currently, Biolase has paid $1,800,000 of the $2,000,000 license fee. A royalty is also owed after 5 years. The territories of our exclusive distributors were protected under this license for the life of their Distribution Agreement.

Sales and Marketing

Sales are made as part of the clinical trial process and expand once a country has cleared the product through its Ministry of Health. The Company distributes through its international distribution network, which continues to expand. If there is no distributor in a country, the Company can sell directly.

Sales contacts are made primarily through attendance at a few trade shows throughout the year. These include the American Academy of Ophthalmology
(AAO), the American Society of Cataract and Refractive Surgery (ASCRS), and the European Society of Cataract and Refractive Surgery (ESCRS). We also plan to attend some more regional meetings such as in Latin America and Australia.

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

In early 2005, after review by a medical panel, we were granted a CE mark for the LAPR procedure. This will enable the Company to expand our sales throughout Europe and to many other countries that recognize the CE mark. Therefore, we plan to expand our own course programs in 2005 to include these additional regions. These courses will include lectures, surgical demonstrations, patient examinations and hands-on training. These courses should incur minimal cost to the Company, but should generate leads for sales, clinical sites, as well as training our clinical doctors.

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

The Distributor agreements are exclusive arrangements usually entered into for an initial term of three years with automatic renewal for an additional three-year term. Pursuant to the terms of these agreements, the distributors are to act as independent contractors, finance their own expenses and are prevented from binding us in any way. The agreements subject the distributors to express confidentiality obligations. If the distributor fails to meet the minimum commitments, we may terminate the agreement.

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

Competition

We are not aware of any established competition in the market for laser presbyopia correction or reversal, however for the treatment of presbyopia, optometrists and ophthalmologists can prescribe accommodative exercises and glasses for their patients. The surgical techniques for the treatment of presbyopia can be divided into three categories: monovision using existing refractive lasers and RF devices, implantation of accommodative lenses, which are undergoing clinical trials, and scleral incisions (white portion of the eye) with or without the implantation of a scleral spacer. Scleral incisions have been performed with a diamond knife for the treatment of presbyopia and were initially suggested by Dr. Spencer Thornton, who coordinated a multi-center clinical trial using his technique. Other companies, including Visx and Refractec, are trying to market monovision as a cure for presbyopia. With monovision, one eye is treated for distance and one eye is treated for near. Many patients cannot adapt to monovision as they lose their depth perception.

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

In order to manufacture laser systems or repair laser systems, the Company will need to become registered as a manufacturer with the FDA and abide by Good Manufacturing Practices ("GMP"). These regulations impose certain procedural and documentation requirements with respect to the Company's manufacturing, research and development and quality assurance activities. The Company's facilities will be subject to inspections by the FDA and other regulatory agencies, and if any material noncompliance with GMP guidelines is noted, the marketing of all laser products may be adversely affected. During January 2004, the Company was involved in an inspection and received a "Form 483" notice and Warning Letter resulting in its inability to ship products to certain countries throughout the world. The main dispute is whether the Company is a manufacturer of the lasers produced by Premier and whether the Company needs to create a new design file in addition to the file for the Presbyopia procedure and the files from Premier. The Company and its clinical investigators were involved in numerous inspections in 2003 and January 2004, which resulted in additional Form 483s and Warning Letters, some of which have been resolved. The main issues in the Warning Letters were (i) the depth of the incision, which was defined in the protocol as approximately 80% and which the FDA interpreted as < 80%, (ii) the timing of the informed consent and (iii) the classification of complications vs. adverse events. For the first two issues, the FDA has now agreed with the Company and this is documented in the revised protocol. The FDA and the Company have also agreed on a definition of complications, adverse events and serious adverse events.

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

The regulatory status for our products follows:

   Application        Product     Regulatory Status    Manufacturer
   -----------        -------     -----------------    ------------
Incision/excision    OptiVision     510k cleared         Premier(1)
Around eye

Anterior 	     OptiVision     510k cleared         Premier(1)
capsulotomy

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

In December 2002, the FDA granted conditional approval for us to initiate clinical trials at two of our eight American sites. The approval was expanded in April 2003. The trials were cleared under an Investigational Device Exemption (IDE) after presenting data to the FDA demonstrating measurable clinical successes over as long as two years at sites overseas and most recently in Canada, where that government's FDA equivalent has also sanctioned trials. Overall, trials outside the U.S. have indicated almost no regression after OptiVision surgery, with more than 80 percent of patients reading without glasses post-operatively. These trials are currently on hold awaiting two additional responses from the Company and IRB approvals from each of the six proposed new sites. Upon receipt and review of these documents, the FDA plans an expansion of 80 patients and 8 sites.

During January 2005, we received added CE approval for treatment of presbyopia. Known as the CE 77964, 93/42/EEC, Annex IV, Section 4 Approval of the European Economic Community (EEC), this approval involves not only testing of the laser, but also a review of clinical data by outside medical experts through the auspices of the British Standards Institute (BSI). The BSI clinical review states, in part, "The submission shows that reading vision has improved in the majority of their patients up to two years post-surgery and that they have not had any significant long-term complications."

This approval will allow the Company to begin aggressively marketing the OptiVision for LAPR throughout Europe, the Pacific Rim and around the world since many countries outside the U.S. recognize the CE standard.
Our clinical study in Mexico should be complete shortly, allowing us to file for approval in Mexico. Most other countries, with the exception of Japan and Mexico, have given us approval or can get approval with the CE mark.

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

Reports to Security Holders

We file annual and quarterly reports with the Securities and Exchange Commission (SEC). In addition, we file additional reports for matters such as material developments or changes within the Company, changes in beneficial ownership of officers and director, or significant shareholders. These filings are a matter of public record and any person may read and copy any materials filed with the SEC at the SEC's public reference room at 560 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers that file electronically at http://www.sec.gov. Our internet website can be found at www.surgilight.com.

Employees

We have four (4) full-time employees, all of which are located in Florida. We also hire, from time-to-time, part-time employees for system assembly tasks and consultants on a contract basis for regulatory clinical trials, accounting and system maintenance. None of our employees is represented by a labor union. We believe we have a good working relationship with our employees.

Backlog

As of December 31, 2004 we had no significant backlog of orders.

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

During January 2003, GEM had notified the Company of its intent to convert all of the debenture's remaining balance to stock effective January 2003. Subsequently GEM and the Company agreed for GEM to convert the remaining $2 million debenture to common stock at a price of $0.093. GEM initially converted shares equal to nineteen and nine-tenths percent (19.9%) of the total issued and outstanding shares of the Company's common stock on April 11, 2003 (the "Effective Date") and was also granted possession of the shares that were originally escrowed as part of the debenture agreement. GEM will only be authorized to vote 19.9% of the Company's authorized and outstanding shares except under certain conditions and has been awarded one seat on the Company's Board of Directors. GEM will also set aside 2.1 million shares, which represent 10% of the total conversion shares, to be used for a management and employee stock option plan. GEM filed suit in June 2004 asserting breach of the April 11, 2003 agreement. At December 31, 2004, the debenture has been partially converted leaving a note payable liability balance of $1,088,154. That note payable is convertible into shares of common stock when sufficient shares become authorized and available.

On February 13, 2002, we entered into a convertible debenture purchase agreement with Knobbe, Marten, Olsen & Bear, L.L.P. for the purchase of a convertible debenture in the principal amount of six hundred and ten thousand dollars ($610,000); GAM Laser, Inc. for the purchase of a convertible debenture in the principal amount of seventy five thousand dollars ($75,000); and McClane Tessitore for the purchase of a convertible debenture in the principal amount of seventy four thousand five hundred dollars ($74,500). McClane Tessitore subsequently assigned the debenture to Jackson Clements Dawson, L.L.P.

During July 2004, the Company issued to Knobbe, Marten, Olsen & Bear, L.L.P. stock with a then current value of $378,000 and to Jackson Clements Dawson, L.L.P. stock with a then current value of $74,500. At December 31, 2004, the GAM debenture had a principal balance of $40,306 and the Company has not yet issued stock to satisfy that obligation.

On February 14, 2002 we filed a registration statement on Form SB-2 with respect to the shares of our common stock underlying these debentures. That registration statement is currently pending SEC effectiveness.

In March 2002, the Company entered into a binding letter of intent to sell the assets and associated liabilities of its 20-excimer laser systems including a royalty income stream from the International Laser Eye Centers (LEC). The LEC's are located in China, Egypt and Vietnam. The purchaser, Orlando-based Tao Enterprises, agreed to pay $332,000 for the assets, with up to an additional $50,000 to be based on clinic revenues. The Company's founder, former CEO and significant shareholder J.T. Lin serves as beneficial owner of Tao Enterprises. At this date, Tao Enterprises, has defaulted on the its installment payments beginning with the payment due February 15, 2003 for $83,000. At December 31, 2002, the Company wrote-off the entire $158,000 remaining balance as uncollectible and have referred the delinquency to an outside agency for collection.

In March 2002, Dr. Lin resigned as a director and signed a three-year irrevocable voting trust agreement wherein he will vote 19 percent of Company shares, with outside directors voting his remaining shares. Dr. Lin also signed a three-year employment contract in which he was to continue as Director of Business and Technology Development, responsible for R&D, as well as expanding the international distributor network. That employment contract lowered the royalty rate on net revenues of presbyopia products, and services resulting from patents invented by Dr. Lin from 15% to 2.5%. Effective July 31, 2002, Dr. Lin was terminated as Director of Business and Technology Development. The Company currently owes approximately $31,000 in royalties to Dr. Lin, which payments have been withheld due to failure of Dr. Lin to execute certain documents required for the prosecution of the Company's patents as well as certain other obligations between the parties.

On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages in the amount on $1,475,000 (see Item 3. Legal Proceedings). Subsequently, the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except $106,354. This amount would need to be obtained from the other defendants including SurgiLight. During 2003, while SurgiLight was in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it had recorded this amount as potential monies owed. During December 2004, SurgiLight entered into a settlement agreement with the SEC forgiving that liability in full and thus has removed the $106,354 obligation from its financial statements at December 31, 2004.

On May 31, 2003 the SEC presented the Company with an Asset Forfeiture Notice requiring the transfer of all known assets of Dr. Lin, including all stock certificates, to the United States Government. Per the existing Voting Trust Agreement, these shares will continue to be voted by the outside directors of SurgiLight.

Item 2. Properties

Facilities

We lease our headquarters space of approximately 4,200 square feet at 12001 Science Drive, Suite 140, Orlando, FL, 32826. It is a five-year lease starting January 2000, with a monthly rental fee of approximately $7,200. We also have leased approximately 1,300 square feet of public storage, air-conditioned space for the OptiVision inventory with a monthly rental fee of approximately $2,300.

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

SEC Investigation - On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder and former employee, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages amounting to $1,475,000. On January 7, 2004 the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except $106,354. This amount would need to be obtained from the other defendant's including SurgiLight. During 2003, while SurgiLight was in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it had recorded this amount as potential monies owed. During December 2004, SurgiLight entered into a settlement agreement with the SEC forgiving that liability in full and thus has removed the $106,354 obligation from its financial statements at December 31, 2004.

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

On July 2, 2003, Merrill Lynch secured a judgment as a result of the default on the $500,000 line-of-credit. Payments have subsequently been made to Merrill Lynch resulting in a balance due of $141,548 (which includes accrued interest of $27,811) at December 31, 2004. During February 2005, Merrill Lynch agreed to settle the obligation for a lump sum payment of $100,000. Accordingly, SurgiLight has adjusted the liability to $100,000 at December 31, 2004.

On April 21, 2005, the Company received a personal injury complaint from Raul Arevalo, claiming damages in excess of $50,000 for injuries caused to his eyes in May 1997 by an excimer laser allegedly manufactured and sold by J.T. Lin and Photon Data, a predecessor to SurgiLight. The Company and its counsel have not yet had time to evaluate this claim.

Item 4. Submission of Matters to a Vote of Security Holders

In June 2002, the shareholders approved the nomination and reelection of Louis
P. Valente and Joseph Allen as members of the Board of Directors.

The Company's attempts to call another shareholder meeting or to register certain shares of stock have been postponed due to an SEC request that the notes to the financials for the fiscal year ended 2000 be revised. The current CEO and CFO cannot attest to the accuracy of these financials since they were not associated with the Company at that time. After filing of these current financials, the SEC proposed that the Company revise the 2000 financial notes with no attestation from current management. The SEC will then review this document.


PART II

Item 5. Market for the Issuer's Common Stock and Related Security Holders
Matters

The following chart sets forth the high and low closing price for the Common Stock as quoted on OTCBB during the indicated periods. All prices have been adjusted for 2 for 1 forward split effective On January 27, 2000.

			Period		High		Low
                        ------          ----            ---
			1999
			4th Quarter	$11.00		$2.25

			2000
			1st Quarter	 25.50		10.50
			2nd Quarter	 10.37		 5.75
			3rd Quarter	 10.62		 5.75
			4th Quarter	 10.12		 1.94

			2001
			1st Quarter	  4.00		 0.94
			2nd Quarter	  2.22		 0.93
			3rd Quarter	  1.62		 0.20
			4th Quarter	 0.55		 0.22

			2002
			1st Quarter	  0.38		 0.24
			2nd Quarter	  0.22		 0.17
			3rd Quarter	  0.22		 0.13
			4th Quarter	  0.55		 0.10

			2003
			1st Quarter	  0.48		 0.20
			2nd Quarter	  0.30		 0.17
			3rd Quarter	  0.23		 0.08
			4th Quarter	  0.15		 0.05

			2004
			1st Quarter	  0.13		 0.06
			2nd Quarter	  0.23		 0.07
			3rd Quarter	  0.08		 0.02
			4th Quarter	  0.06		 0.02

Our common stock started to trade on OTCBB on November 1, 1999, and was split two for one on January 27, 2000. These quotations represent prices between dealers and do not include retail mark up, mark down, or commission and may not necessarily represent actual transactions. As of December 31, 2004, approximately 54,411,958 shares of our common stock, 2,916,616 stock options and 3,472,222 warrants were outstanding (most of which are significantly out of the money), and, as far as we can determine, were held of record by approximately 1,800 persons, including significant amounts of stock held in street name.

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

Overall Operational Summary: The Company began actively promoting the sale of the OptiVision laser in late September of 2001 and the newly appointed Board of Directors and management team focused its efforts on the core business of presbyopia reversal rather than generating royalty revenue from the sale of LASIK agreements. The Company decided to sell its LASIK product line to Tao Enterprises in February 2002, which was one of the main sources of revenue prior to the year 2002. In addition, the Company decided to dispose of its Plantation Laser Center, AMLSI (another main source of revenue) and holdings in EMX to focus on presbyopia. The Company believes that the sales of OptiVision for presbyopia reversal will continue to increase.

Revenues - Our revenues from equipment sales increased 47% to $1,705,000 for the year ended December 31, 2004 (2004 Year) from $1,157,240 for the year ended December 31, 2003 (2003 Year). For the 2004 Year, international sales increased as compared to the 2003 Year, particularly in the Asian region as compared to the Pacific Rim in 2003. However, U.S. sales for the same period remained flat as the Company did not initiate a new clinical trial.

Revenues from non-equipment sales increased substantially to $501,722 for the 2004 Year from $24,950 for the 2003 Year due to the following:
Refund of a previously unrecorded SEC deposit amounting to $116,337;
Write off of distributor deposits due to termination of $285,333; and Vendor settlements of past due liabilities amounting to approximately $113,000.

Cost of Revenues - Our cost of revenues increased 86% to $313,221 for the 2004 Year as compared to $168,251 for the 2003 Year which is in direct relation to the overall increase in the total number of units sold.

Advertising and Selling Expenses - Our advertising and selling expenses decreased 93% to $5,458 for the 2004 Year as compared to $81,831 for the 2003 Year. The decrease is primarily a result of attending no trade shows and spending significantly less on related materials, as well as minimal expenditures on direct selling activities due to restrictive cash flow. However, upon receipt of CE approval, it is anticipated that these expenses will begin to increase as the Company attends additional tradeshows, and revises its literature to reflect results from the increased clinical activity, and expands its marketing, sales and distribution efforts throughout Europe.

Professional Fees - Our professional fees increased 91% to $666,532 for the 2004 Year as compared to $349,119 for the 2003 Year. This increase is primarily attributed to legal services performed in assisting the Company to meet the regulatory requirements necessary to expand its clinical trials.

Salaries & Benefits - Our salaries and benefits expense decreased 23% to $383,832 for the 2004 Year as compared to $499,390 for the 2003 Year. The decrease is attributable to reductions in the technical position classification, insurance benefits, and consulting fees for outside services.

Research and Development - Our research and development expense increased 12% to $267,746 for the 2004 Year as compared to $238,250 for the 2003 Year. The increase is directly attributable to the increased use of outside consultants in assisting the Company to meet the regulatory requirements necessary to expand its clinical trials.

Depreciation and Amortization - Our depreciation and amortization expense decreased 90% to $13,908 for the 2004 Year as compared to $136,807 for the 2003 Year. The decrease is a result of the Company writing off its laboratory equipment and amortizing in full its loan fees at December 31, 2003.

Administrative and Other Expenses - Our administrative and other expenses increased 3% to $485,582 for the 2004 Year as compared to $473,701 for the 2003 Year. Expenses in this category stayed relatively flat as the Company continued its use of outside consultants to assist in the FDA clinical trials expansions process while funding no other new programs.

Total Operational Expenses - Total operational expenses increased 42% to $2,953,595 for the 2004 Year as compared to $2,076,455 for the 2003 Year. This is primarily attributable to the significant increases in bad debt losses and legal fees.

Loss From Continuing Operations - Our loss from continuing operations decreased to $1,051,240 or $(0.021) per share for the 2004 Year as compared to a net loss of $1,249,223 or $(0.030) per share during the 2003 Year.

Liquidity and Capital Resources

As of December 31, 2004, we had a cash balance of $2,815 and a working capital deficit of $(2,361,810) as compared to a cash balance of $31,420 and a working capital deficit of $(2,634,804) at December 31, 2003. The Company had a positive $65,612 in cash flow from operating activities during 2004 and paid down $130,074 of its credit line.

The Company's future capital requirements will depend on many factors, the scope and results of pre-clinical studies and pre-clinical trials, the cost and timing of regulatory approvals, research and development activities, establishment of manufacturing capacity, and the establishment of the marketing and sales organizations and other relationships, acquisitions or divestitures, which may either involve cash infusions or require additional cash. There is no guarantee that without additional revenue or financing, the Company will be able to meet its future working capital needs. In addition, without the required regulatory approvals, the value of the Company's inventory could become impaired.

The Company has severe liquidity problems which compromises its ability to pay principal and interest on debt and other current operating expenses in a timely manner. The Company is seeking additional sources of financing, which may include short-term debt, long-term debt or equity. There is no assurance that the Company will be successful in raising additional capital. During February 2005, the Company generated $1,800,000 in funds from the $2 million license agreement completed with Biolase. The Company is also negotiating with many of its vendors to settle those liabilities with lower payments.

The Company is continuing to seek additional funding with a number of lenders. However, there is no guarantee that any financing will be received. The Company's ability to meet its working capital needs will be dependent on the ability to sign additional distribution and licensing arrangements, achieve a positive cash flow from operations, achieve and sustain profitable operations, and obtain additional debt and/or equity capital.


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

Substantial Indebtedness

We have a substantial amount of indebtedness. As of December 31, 2004 the total indebtedness was $4,505,568 (including accounts payable and accrued expenses of $2,525,659, convertible debentures of $77,204, and short-term notes payable comprised of the remaining balance on the Premier acquisition of $175,000, line-of-credit of $100,000, $70,200 in loans from shareholders, $349,351 in payments for legal services, customers deposits of $120,000 and the $1,088,154 remaining from the GEM convertible debenture conversion). The GEM note payable will be satisfied with an equity issuance when the Board of Directors authorizes additional common stock.

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

Currently, there are approximately 2,916,616 stock options and 3,472,222 warrants outstanding with respect to our common stock. Furthermore, we may issue additional options for up to an additional 1.8 million shares of common stock pursuant to the 2002 Stock Option Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

Our Common Stock Has Experienced In The Past, And Is Expected To Experience In The Future, Significant Price And Volume Volatility, Which Substantially Increases The Risk Of Loss To Persons Owning the Common Stock

Because of the limited trading market for our common stock, and because of the possible price volatility, investors may not be able to sell our shares of common stock when they desire to do so. Through the twelve months ended December 31, 2004, our stock price ranged from a high of $0.23 to a low of $0.02 per share. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

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

Our founder, J.T. Lin, Ph.D., has continued to file patent applications for Presbyopia that are assigned by agreement to the Company. However, he refuses to sign required prosecution documents, claims ownership of certain of these patents and consequently, in some cases, these patents are being abandoned. These abandonments can negatively impact the strength of the Company's patent position unless the Company can get said patents reinstated once the required documents have been executed by Dr. Lin.

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

Our ophthalmic laser, OptiVision, is approved by the FDA to be marketed for certain ophthalmic applications. The presbyopia indication is currently being tested in clinical trials outside the United States, and the Company has applied for an Investigational Device Exemption to test it in the United States, which has been approved on a conditional and limited basis. We have a significant inventory of ophthalmic laser systems, which were acquired from Premier Laser Systems, Inc. In order to manufacture laser systems or repair laser systems, we will need to become registered as a manufacturer with the FDA and abide by Good Manufacturing Practices (GMP). These regulations impose certain procedural and documentation requirements with respect to our manufacturing, research and development and quality assurance activities. Our facilities will be subject to inspections by the FDA and other regulatory agencies, and if any material noncompliance with GMP guidelines is noted, the marketing of all laser products may be adversely affected. During January 2004, the Company was involved in an inspection and received a "Form 483" notice and Warning Letter resulting in its inability to ship products to certain countries throughout the world. The Company and its clinical investigators were involved in numerous inspections in 2003 and January 2004, which resulted in additional Form 483s and Warning Letters, some of which have since been resolved.

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

SEC Investigation

On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder and former employee, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages amounting to $1,475,000. On January 7, 2004 the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except $106,354. This amount would need to be obtained from the other defendant's including SurgiLight. Subsequently, the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except $106,354. This amount would need to be obtained from the other defendant's including SurgiLight. During 2003, while SurgiLight was in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it had recorded this amount as potential monies owed. During December 2004, SurgiLight entered into a settlement agreement with the SEC forgiving that liability in full and thus has removed the $106,354 obligation from its financial statements at December 31, 2004.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a 'safe harbor' for forward-looking statements. This report (as well as information included in oral statement or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements related to anticipated future revenues of the Company, market size, status of competition, success of current product offerings, FDA regulations, ongoing clinical trials, patent position, expectation in litigation, and success of future debt or equity offerings.

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


Item 7. Financial Statements

Consolidated Combined Financial Statements

			SURGILIGHT, INC.

        	  December 31, 2004 and 2003

			Table of Contents

	Reports of Independent Certified Public Accountants	1&2

	Consolidated Balance Sheets				3

	Consolidated Statements of Operations			4

	Consolidated Statements of Cash Flows			5

	Consolidated Statements of Stockholders' Equity	5

	Notes to Consolidated Financial Statements		7



	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SurgiLight, Inc.
Orlando, Florida

We have audited the accompanying balance sheet of SurgiLight, Inc. as of December 31, 2004 and the related statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of SurgiLight Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. SurgiLight, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of SurgiLight Inc.'s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SurgiLight, Inc as of December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that SurgiLight, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, SurgiLight, Inc. has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Richard L. Brown & Company, P.A.

April 26, 2005
Tampa, Florida
1


		REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
SurgiLight, Inc.
Orlando, Florida

We have audited the accompanying consolidated balance sheet of SurgiLight, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SurgiLight, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ MOORE STEPHENS LOVELACE, P.A.
----------------------------------
MOORE STEPHENS LOVELACE, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

Orlando, Florida
February 13, 2004

2


                                         SURGILIGHT, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                    December 31, 2004 and 2003
                                     ASSETS
                                                              2004           2003
                                                             ------         ------
Current assets:
      Cash                                               $    2,815      $   31,420
      Accounts receivable, less allowances for
	doubtful accounts of $0 and $161,995                158,846         132,459
      Inventories (note 6)                                  360,000         360,000
      Prepaid data collection fees                          152,500          24,000
      Other current assets                                  206,768          79,244
                                                          ---------      ----------
         Total current assets                               880,929         627,123

Property and equipment, net of accumulated depreciation
      of $20,809 and $16,897 (note 7)                        16,482          20,394

Other assets:
      Inventories (note 6)                                4,124,008       4,424,364
      Intangible assets, net of accumulated amortization
         of $355,845 and $345,849 (note 5)                  110,035         217,531
      Prepaid data collection fees                          217,000         442,500
                                                         ----------      ----------
         Total assets                                    $5,348,454      $5,731,912
                                                         ==========      ==========

                      LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses              $1,546,892      $1,144,904
      Accounts payable and accrued expenses-
	related party (note 18)				    978,768         495,718
      Customer deposits                                     120,000         755,333
      Short-term debt (note 8)                              519,875         451,074
      Convertible debentures (note 8)                        77,204         414,898
                                                         ----------      ----------
        Total current liabilities                         3,242,739       3,261,927

Long-term debt, less current maturities (note 8)            174,676              -

Debt to be converted into equity (note 4)                 1,088,154       1,088,154

Commitments and Contingencies

Stockholders' equity:
      Common stock, $0.0001 par value; 60,000,000
	 shares authorized;
         54,411,958 and 45,126,847 issued;
         54,326,823 and 45,080,712 outstanding               5,441           4,513
      Preferred stock, $0.0001 par value; 5,000,000
	shares authorized; 47,000 issued and
	outstanding 			                         6               6
      Additional paid in capital                        11,742,108      10,955,742
      Treasury stock, 46,135 shares (at cost)             (202,095)       (202,095)
      Accumulated deficit                              (10,702,575)     (9,376,335)
                                                         ----------      ----------
        Total stockholders' equity                         842,885       1,381,831
                                                        -----------     -----------
        Total liabilities and stockholders' equity      $5,348,454      $5,731,912
                                                        ===========     ===========

See notes to consolidated financial statements.
3


                                  SURGILIGHT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      Years Ended December 31, 2004 and 2003
                                                 2004          2003
                                                ------        ------
Revenue:
   Sales of equipment                       $ 1,705,000   $ 1,157,240
   Other                                        501,722        24,950
                                            -----------   -----------
    Total Revenue                             2,206,722     1,182,190
Cost of Sales                                   313,221       168,251
                                            -----------   -----------
    Gross profit                              1,893,501     1,013,939

Operating expenses:
   Salaries and benefits                        383,832       499,390
   Advertising and selling                        5,458        81,831
   Administrative and other                     485,582       473,701
   Provision for bad debt                       933,493       161,193
   Professional fees                            666,532       349,119
   Research and development (note 13)           267,746       238,250
   Interest expense                             197,044       136,164
   Depreciation                                   3,912        19,346
   Amortization                                   9,996       117,461
                                             ----------    ----------
    Total operating expenses                  2,953,595     2,076,455
                                            -----------   -----------
Loss from operations                         (1,060,094)   (1,062,516)

Other income/(expenses) (note 15):
   Disgorgement income (expense)                106,354      (106,354)
   Loss on write-down of intangible,
	equipment, patent 		        (97,500)      (80,353)
                                              ----------    ----------
Loss before income taxes                     (1,051,240)   (1,249,223)
Provision for income tax (note 9)                    -             -
                                              ----------    ----------
Loss from continuing operations              (1,051,240)   (1,249,223)

Discontinued operations (note 14):
   Income (loss) from operations of
	Plantation (including loss
	on disposal of $85,803)                      -       (102,145)
                                              ----------    ----------
     Net income (loss) from
	discontinued operations                      -       (102,145)
                                              ----------    ----------
     Net Loss                               $(1,051,240)  $(1,351,368)
                                            ============  ============
     Basic and diluted loss per share:
        Loss from continuing operations         $(0.021)      $(0.030)
        Discontinued operations                      -         (0.003)
                                                --------      --------
        Net loss per share - Basic
	and diluted   			        $(0.021)      $(0.033)
                                                ========      ========
     Weighted average shares used in
	calculating net loss per share -
	Basic and diluted                      49,281,928    40,843,869
                                               ==========    ==========

See notes to consolidated financial statements.
4

                                       SURGILIGHT, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Years ended December 31, 2004 and 2003
                                                    2004            2003
                                                   ------          ------
Cash flows from operating activities:
  Net loss                                      $(1,051,240)    $(1,351,368)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                    3,912          19,346
      Amortization                                    9,996         117,461
      Provision for bad debts             	    933,493         161,193
      Impairment loss on loan fees                   97,500              -
      Loss on disposal of intangible,
	equipment & patents                              -           80,353
      Loss on disposal of Plantation assets              -           85,803
      Stock issued for services                      60,794              -

 (Increase) decrease in assets and liabilities,
   net of business acquisitions and dispositions
      Receivables                                  (959,879)       (267,126)
      Inventories                                   300,356         157,385
      Prepaid data collection fees                   97,000         (32,000)
      Other current assets                         (127,524)        (46,266)
      Intangible assets                                  -          (27,500)
      Accounts payable                              885,037         616,907
      Customer deposits                            (635,333)         20,000
      Discontinued operations                            -          283,180
                                                ------------    ------------
      Net cash (used in)
          operating activities                     (385,888)       (182,632)
                                                ------------    ------------

Cash flows from investing activities:
  Purchases of equipment                                 -             (519)
                                                ------------    ------------
      Net cash (used in)
         investing activities                            -             (519)
                                                ------------    ------------
Cash flows from financing activities:
  Bank overdraft                                         -           (3,678)
  Issuance of short-term debt                       349,351              -
  Repayment of debt                                (130,074)       (273,472)
  Loans from shareholders                            24,200           6,000
  Proceeds from private placement                        -          500,000
  Repayment of debentures                          (337,694)        (14,279)
  Common stock issued for debenture
    conversion 			                     451,500              -
                                                 ------------    ------------
      Net cash provided by
        financing activities                         357,283         214,571
                                                 ------------    ------------
Net (decrease) increase in cash                      (28,605)         31,420
Cash, beginning of year                               31,420              -
                                                 ------------    ------------
Cash, end of year                                $     2,815       $  31,420
                                                 ============    ============
Cash paid during the year for interest           $        -        $  32,266
                                                 ============    ============

See notes to consolidated financial statements.
5

                                      SURGILIGHT, INC.
                       Consolidated Statements of Stockholders' Equity
                           Years ended December 31, 2004 and 2003
                                                                       Additional
                                     Common Stock     Preferred Stock   Paid-In
                                   Shares     Amount   Shares Amount    Capital
                                --------------------  ---------------  ----------
Balances at December 31, 2002   30,847,005    $3,085    47,000    $6   $9,545,323

Private Placement Issue          1,736,110       174        -      -      499,826
Conversion of deposit              754,148        75        -      -          (75)
Stock issued related to
Premier Laser Systems purchase   5,347,594       535        -      -         (535)
Replacement shares issued          641,774        64        -      -          (64)
GEM debenture conversion         5,800,216       580        -      -      911,267
Net Loss                                -         -         -      -           -
                                ----------  --------    ------   ----  ----------
Balances at December 31, 2003   45,126,847     4,513    47,000     6   10,955,742

Stock issued for services          816,500        82        -      -       54,908
Debenture conversion             8,361,111       836        -      -      450,664
GEM payment                        107,500        10        -      -        5,794
Net Loss                                -         -         -      -           -
                                ----------  --------    ------   ----  ----------
Balances at December 31, 2004   54,411,958    $5,441    47,000    $6  $11,467,108
                                ==========    ======    ======    ==  ===========

                                                            Total
                                 Treasury   Accumulated  Stockholders'
                                  Stock        Deficit      Equity
                                ---------  ------------- -------------
Balances at December 31, 2002   $(202,095) $(8,024,967)  $1,321,352

Private Placement Issue                -            -       500,000
Conversion of deposit                  -            -            -
Stock issued related to
Premier Laser Systems purchase         -            -            -
Replacement shares issued              -            -            -
GEM debenture conversion               -            -       911,847
Net Loss                               -    (1,351,368)  (1,351,368)
                                ---------  ------------  -----------
Balances at December 31, 2003    (202,095)  (9,376,335)   1,381,831

Stock issued for services              -            -        54,990
Debenture conversion                   -            -       451,500
GEM payment                            -            -         5,804
Net Loss                               -    (1,051,240)  (1,051,240)
                                --------   ------------  -----------
Balances at December 31, 2004   $(202,095) $(10,427,575) $  842,885
                                ========== ============= ===========

See notes to consolidated financial statements.
6



SURGILIGHT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

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

Going Concern Risk and Management Plan

Liquidity and Capital Resources - As of December 31, 2004, we had a cash balance of $2,815 and a working capital deficit of $(2,361,810) as compared to a cash balance of $31,420 and a working capital deficit of $(2,634,804) at December 31, 2003. The Company had a negative $385,888 in cash flow from operating activities during 2004 and paid down $130,074 of its credit line.

The Company's future capital requirements will depend on many factors, the scope and results of pre-clinical studies and pre-clinical trials, the cost and timing of regulatory approvals, research and development activities, establishment of manufacturing capacity, and the establishment of the marketing and sales organizations and other relationships, acquisitions or divestitures, which may either involve cash infusions or require additional cash. There is no guarantee that without additional revenue or financing, the Company will be able to meet its future working capital needs. In addition, without the required regulatory approvals, the value of the Company's inventory could become impaired.

The Company has severe liquidity problems which compromises its ability to pay principal and interest on debt and other current operating expenses in a timely manner. The Company is seeking additional sources of financing, which may include short-term debt, long-term debt or equity. There is no assurance that the Company will be successful in raising additional capital. During February 2005, the Company generated $1,800,000 in funds from the $2 million license agreement completed with Biolase. The Company is also negotiating with many of its vendors to settle those liabilities with lower payments.

The Company is continuing to seek additional funding with a number of lenders. However, there is no guarantee that any financing will be received. The Company's ability to meet its working capital needs will be dependent on the ability to sign additional distribution and licensing arrangements, achieve a positive cash flow from operations, achieve and sustain profitable operations, and obtain additional debt and/or equity capital.

Substantial Indebtedness - We have a substantial amount of indebtedness. As of December 31, 2004 the total indebtedness was $4,505,569 (including accounts payable and accrued expenses of $2,525,660, convertible debentures of $77,204, and short-term notes payable comprised of the remaining balance on the Premier acquisition of $175,000, line-of-credit of $100,000, $70,200 in loans from shareholders, $349,351 in payments for legal services, customers deposits of $120,000 and the $1,088,154 remaining from the GEM convertible debenture conversion). The GEM note payable will be satisfied with an equity issuance when the Board of Directors authorizes additional common stock.

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

We follow Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value Of Financial Instruments" ("SFAS 107") and related pronouncements in accounting for and disclosing the value of financial instruments. The values we show for our financial assets and liabilities as of December 31, 2004 and 2003 (including cash and cash equivalents, accounts receivable, accounts payable, debt and accrued liabilities) approximate the fair market value of these assets and liabilities due to their short maturity.

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
					   2004		   2003
                                          ------          ------
	Balance at beginning of year	$ 161,995	$ 106,051
	Provision for credit losses	  425,000	  161,193
	Less: Charge offs		 (586,995)	 (105,249)
                                        ----------      ----------
	Allowance for doubtful
	accounts - end of year		$     	0 	$ 161,995
                                        ==========      ==========

(f)	Income Taxes

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

The Company reports inventory as both short-term and long-term assets. The short-term component represents what is budgeted to be used during the next twelve-month sales cycle. At December 31, 2004 the short-term and long-term components were $360,000 and $4,124,008, respectively.

(h)	Property and Equipment

Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated lives (three to seven years) of the assets. Such depreciation is separately stated on the consolidated statements of operations.

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

The Company enters into agreements with certain doctors to exchange a portion of a product's sales price for services related to the completion of certain portions of clinical studies necessary for obtaining product approval from the U.S. Food and Drug Administration. Typically, the amounts consist of a portion of the product sales price which is equal to the cost of the services to be rendered by the doctor. Pursuant to the agreements, in the event the doctor is unable to complete the agreed upon clinical study, the doctor is required to remit a cash payment for the entire amount. The amounts are capitalized as prepaid research and development expense and are amortized upon completion of certain milestones of the clinical study. These studies are generally completed within one year. Amortization of these research and development expenses totaled $24,000 and $43,250 at December 31, 2004 and 2003, respectively.

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

Basic earnings or loss per common share are computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied), if dilutive. Diluted loss per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase common stock, and convertible debentures and are included in the computation using the treasury stock method if they would have a dilutive effect. Diluted losses per share for the years ended December 31, 2004 and 2003 are the same as basic loss per share.

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

The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure pursuant to the provisions of SFAS No. 123, as shown below:

					      2004	    2003
                                              ----          ----
Net Loss	As reported		$ (1,051,240)	$(1,626,368)
		Pro forma		$ (1,234,411)	$(1,819,258)

Loss per share	Basic and Diluted
		As reported		$     (0.021)	$    (0.040)
		Pro forma		$     (0.025)	$    (0.045)

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:
				       2004	       2003
                                       ----            ----
Risk-free rate				  3%    	  3%
Expected option life (in years)		 10		 10
Expected stock price volatility		147%	        147%
Dividend yield				  0%		  0%
Weighted average grant date value      $0.20	      $0.27

(q)	Operating Segments

The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", on December 31, 1998 that requires companies to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance. This statement also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their
major customers.   At December 31, 2004, the Company reported no ongoing
operating segment activity.

(r)	Treasury Stock

In 2001, the Board of Directors authorized the repurchase on the open market, at management's direction, of up to 100,000 shares of the Company's stock during any one year. The Company subsequently repurchased 46,135 shares of common stock which are recorded as "Treasury Stock" and resulted in a reduction of "Stockholders' Equity."

(s)	Advertising

Advertising costs are expensed as incurred and amounted to $5,458 and $81,831 for the years ended December 31, 2004 and 2003, respectively.

(t)	Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform with the 2004 presentation.

(u)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(v)	Concentrations

For the year ended 2004, sales to one international distributor amounted to $1,300,000 or $76% of the total recorded sales of equipment of $1,705,000.

(w)	Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4 ("SFAS 151"). This standard amends ARB No. 43 to clarify the accounting for certain inventory costs. We will be required to implement the new pronouncement during 2006. We do not expect the adoption of this standard to have a material impact on our financial statements.
In December, 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)"). This standard requires expensing of stock options and other share-based payments and supercedes the FASB's earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. We currently show the pro forma disclosures in Note 1(p) to these financial statements. We will be required to implement the new pronouncement and begin recording share-based expense at the beginning of the third quarter of fiscal 2005. Although we have not yet determined whether the adoption of the SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123(R) and expect the adoption to not have a significant adverse impact on our consolidated operating results.

In December 2004, the FASB issued FASB Staff Position No. SFAS 109-1 "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("SFAS 109-1"). This Act introduces a special 9% tax deduction on qualified production activities. SFAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS 109. We do not expect the adoption of these new tax provisions to have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. SFAS 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("SFAS 109-2"). This Act introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. SFAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although SFAS 109-2 is effective immediately, we do not have any amounts of unremitted foreign earnings and do not expect the adoption of these new tax provisions any impact on our financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.


Note 2.	Acquisitions and Dispositions

Premier Laser Systems

In October 2000, the Company acquired the inventory and technology of Premier Laser Systems (see note 18). The inventory consisted of work in process and finished goods laser systems. The purchase price, including legal fees of $20,000, was $3,745,000 and was allocated as follows: $3,400,000 to inventory, $345,000 to intangible assets consisting of technology, patents and FDA approval costs. The purchase price has been completely paid off.

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

Note 3.	Prepaid Data Collection Fees

At December 31, 2004, the Company reclassified $217,000 of prepaid data collection fees from short-term asset categorization to long-term categorization. Accordingly, $442,500 of assets at December 31, 2003 were similarly reclassified.

Note 4.	Common Stock

During 2004, the Company issued shares of common stock in exchange for legal services valued at $506,490 and interest expense valued at $5,804. The value for the legal fees was determined based on the value of the services performed.

Issuable Shares - At December 31, 2004 and 2003 the Company is obligated to issue 11,697,652 common shares to satisfy the balance of the GEM note payable.

At December 31, 2004 the Company is obligated under the Convertible Debenture issued to GAM Laser to issue sufficient shares necessary to redeem the balance of $40,306.

At December 31, 2004 the Company is obligated under the Convertible Debenture issued to KMOB to issue sufficient shares necessary to redeem the balance of $36,898. The Company is also obligated under the debenture to issue shares necessary to fully redeem the remaining balance of $195,102.

Premier Laser Systems: On January 21, 2003, the Company issued 5,347,594 common shares to Premier Laser Systems in satisfaction of its purchase obligation.

Replacement Shares: On January 21, 2003, the Company issued 641,774 common shares to two existing shareholders in satisfaction of its obligation to replace shares previously surrendered.

Note 5.	 Intangible Assets

The components of intangible assets at December 31, 2004 and 2003 are summarized as follows:
					    2004	   2003
                                        -----------     ----------
	Patents				 $ 150,000	 $ 150,000
	Application & Loan Costs	   315,880	   413,380
                                         ---------       ---------
	Gross intangible assets 	   465,880	   563,380
	Less: Accumulated Amortization	  (355,845)	  (345,849)
                                         ---------       ---------
	Net intangible assets		 $ 110,035	 $ 217,531
                                         =========       =========

At December 31, 2004 and 2003, the Company evaluated the carrying value of its goodwill components and other intangibles to determine if an impairment had occurred that warranted an adjustment to the carrying value of those intangibles. As a result of those evaluations, prepaid loan costs were determined to be impaired as of December 31, 2004 and were therefore written off in an amount of $97,500 related to continuing operations.

The estimated aggregate amortization expense for each of the five succeeding years is as follows:
		Year		Amortization
                ----            ------------
		2005		$   9,996
		2006		    9,996
		2007		    9,996
		2008		    9,996
		2009		    9,996

Note 6.	Inventories

The components of inventories at December 31, 2004 and 2003 are summarized as follows:
					    2004		    2003
                                        -----------             -----------
		Raw Materials		$ 1,650,704		$ 1,677,379
		Work in progress	    299,175		    272,499
		Finished Goods		  2,534,129		  2,834,485
                                        -----------             -----------
		Total Inventory		$ 4,484,008		$ 4,784,364
                                        ===========             ===========

At December 31, 2004 and 2003, management has reclassified $4,124,008 and $4,424,364, respectively, of the Company's inventory to long-term assets in the accompanying balance sheet to reflect inventory to be consumed beyond the current operating cycle.

Note 7.	Property and Equipment

Property and equipment used in continuing operations at December 31, are as follows:
				               2004		  2003
                                            ---------           --------
	Furniture & Equipment		    $  32,291		$ 32,291
	Laboratory equipment		        5,000		   5,000
	Total Property and Equipment	       37,291	          37,291
	Less: Accumulated Depreciation	      (20,809)	         (16,897)
                                            ---------           ---------
	Net Property & Equipment	    $  16,482	        $ 20,394
                                            =========           =========

Depreciation expense amounts to $3,912 and $19,346 for the years ended December 31, 2004 and 2003, respectively.

Note 8.	Notes Payable and Convertible Debentures

Notes payable consist of the following at December 31, 2004 and 2003:

						2004	  2003
                                              --------  --------
Note payable to financial institution.	      $100,000	$230,074
Interest payable monthly at a variable
rate of 30-day commercial paper plus
3.15%.  Due on August 31, 2002.
Collateralized by all assets. In default and currently in litigation. The liability was settled for $100,000 on Feb. 2, 2005.

Notes payable to legal firm for past 	      158,829	     -
services. Terms are 25% due in April 2005, 25% in Oct. 2005, 25% in April 2006, and
the final payment including interest is due
Oct. 2006.  Interest is prime + 2 %.

Notes payable to legal firm for past 	      190,522	     -
services. Terms are 25% due in April 2005, 25% in Oct. 2005, 25% in April 2006, and
the final payment including interest is due
Oct. 2006.  Interest is prime + 2 %.

Note payable to Premier Laser Systems, 	      175,000	  175,000
past due in two remaining installments of
$87,500

Notes payable to director / shareholder,       31,000	   26,000
including interest at 6%.
Collateralized by intangible assets.

Notes payable to director / shareholder,       29,200	   20,000
including interest at 6%.
Collateralized by intangible assets.
Additional monies owed this director /
shareholder are also collateralized by
intangible assets.

Notes payable to director / shareholder	       10,000          -
                                             --------    --------
Total Notes Payable            		      694,551	  451,074
Less: Current Maturities        	      519,875     451,074
                                             --------    --------
Long-Term Debt	      			     $174,676	 $     -
                                             ========    ========

Aggregate maturities of long-term debt are as follows:
		2006		$174,676

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

Convertible debentures consist of the following at December 31:
					       2004		2003
                                             --------        ---------
Debentures convertible at the average        $ 40,306	     $      -
closing $ 40,306 bid price for the ten
trading days prior to conversion.  The
debenture is uncollateralized
and matured December 31, 2002.

Debentures convertible at the average        $ 36,898*	     $      -
closing bid price for the ten trading
days prior to conversion and bearing
interest of approximately $3,300  This
debenture is uncollateralized and
matured December 31, 2002.
                                             --------        --------
Total convertible debentures     	     $ 77,204        $414,898
                                             ========        ========
*This amount does not include the remaining balance to maturity of $195,102.

Note 9. Income Taxes

The Company has incurred losses since its inception. Due to the uncertainty of the realization of the tax loss carryforward, the Company has established a 100% valuation allowance against the carryforward benefit.

The Company has net operating loss carryforwards totaling approximately $10 million, which expire through the year 2024.

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

GEM Convertible Debenture - During January 2003, GEM had notified the Company of its intent to convert all of the debenture's remaining balance to stock effective January 2003. Subsequently GEM and the Company agreed for GEM to convert the remaining $2 million debenture to common stock at a price of $0.093. GEM initially converted shares equal to nineteen and nine-tenths percent (19.9%) of the total issued and outstanding shares of the Company's common stock on April 11, 2003 (the "Effective Date") and was also granted possession of the shares that were originally escrowed as part of the debenture agreement. GEM will only be authorized to vote 19.9% of the Company's authorized and outstanding shares except under certain conditions and has been awarded one seat on the Company's Board of Directors. GEM will also set aside
2.1 million shares, which represent 10% of the total conversion shares, to be used for a management and employee stock option plan. At December 31, 2004, the debenture has been partially converted leaving a note payable liability balance of $1,088,154. That note payable is convertible into shares of common stock when sufficient shares become authorized and available. The Company has been notified by GEM's legal counsel to cure the issuance of the remaining shares.

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

The Company's records show 2,916,616 stock options and 3,472,222 warrants outstanding at December 31, 2004. The following table summarizes the aggregate stock option activity for the years ended December 31, 2004 and 2003:

				Shares Under	   Weighted
				  Option/	    Average
				  Warrant	Exercise Price
                               -----------      --------------
Outstanding at
December 31, 2002		2,765,172	    $0.62

Granted 2003			3,764,222	    $0.51
Cancellations 2003		  884,172	    $0.98
                                ---------
Outstanding at
December 31, 2003	        5,645,222	    $0.54

Granted 2004			1,021,616    	    $0.10
Cancellations 2004		  278,000           $1.45
                                ---------
Outstanding at
December 31, 2004		6,388,838	    $0.20
                                =========
Shares exercisable at
December 31, 2004		5,894,839	    $0.38
                                =========

The range of exercise prices for options and warrants at December 31, 2004 was $0.01 to $1.08. The following tables summarize information about options and warrants outstanding at December 31, 2004:

			Outstanding Options / Warrants
                        ------------------------------
				Weighted
Range				Average			Weighted
Of		Number		Remaining		Average
Exercise	of		Conmtractual		Exercise
Prices		Shares		Life (in years)		Price
$.01-$1.08	6,388,838	     5.5		  .20


			Exercisable Options / Warrants
                        ------------------------------
Range				Weighted
Of		Number		Average
Exercise	of		Exercise
Prices		Shares		Price
$.01-$1.08	5,894,839	    .20


Note 11.	  Segment Information

The following presents the Company's segment information for the years ended December 31, 2004 and 2003.
			 2004	      2004 	 2003 	      2003
		      SurgiLight     Centers  SurgiLight     Centers
                     -----------   ---------  ----------  ----------
Revenues	      $2,206,722   $     -    $1,182,190  $  134,100
Cost of goods sold       313,221         -       168,251      64,506
Salaries & benefits	 383,832         -       499,390      31,556
Advertising & selling	   5,458         -        81,831       1,456
Administrative & other 1,419,075         -       634,894      46,315
Professional fees        666,532         -	 349,119          -
Research & development	 267,746	 -       238,250          -
Depreciation & amort.	  13,908         -       136,807          -
Net interest (income)    197,044         -       136,164       6,609
Other (Income) or Loss    (8,854)        -       186,707      85,803
                     -----------   --------  ------------  ----------
Net Income (Loss)    $(1,051,240)  $     -   $(1,249,223) $ (102,145)
                     ============  ========  ============ ===========

The amounts presented as Centers represents the discontinued operations of both Plantation and AMLSI.

Note 12.	  Lease Obligations

The Company leases office space under operating lease arrangements. Future minimum payments under the non-cancelable operating lease as of December 31, 2004, is approximated as follows:
	2005	$86,400

Rent expense for continuing operations during the years ended
December 31, 2004 and 2003 was $156,534 and $115,283, respectively.

Note 13.	  Research and Development

For the years ended December 31, 2004 and 2003, the Company incurred $267,746 and $238,250, respectively, for research and development costs that were primarily focused on developing presbyopia as the Company's core business operation. Activities were focused on seeking U.S. FDA approval to begin performing clinical trials and selling the Company's technology in international markets.

Note 14.	  Discontinued Operations

During October 2002, the Company adopted a formal plan to dispose of its subsidiaries, AMLSI and Plantation Laser Center. Therefore, the positions and activity generated by each of the entities has been separately classified in the accompanying financial statements as discontinued operations.

As previously mentioned, Miano ceased the operations of AMLSI on December 31, 2002 and transferred the existing assets to another company resulting in a loss to the Company of $504,995. In January 2004, we filed suit seeking recovery of the value of the assets transferred plus additional statutory damages (see Item
3. Legal Proceedings and Note 17).

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

Note 15.	  Non-Operation Items

SEC Disgorgement - On January 7, 2004 the SEC notified SurgiLight that a disgorgement amount of $106,354 is also due which represents additional monies owed by Dr. Lin on the $1,475,000 damages. During February 2004, SurgiLight began negotiations with the SEC claiming the inability to financially satisfy that obligation. During December 2004, SurgiLight entered into a settlement agreement with the SEC forgiving that liability in full and thus has removed the $106,354 obligation from its financial statements at December 31, 2004.

RA Medical Systems, Inc. - On March 18, 2003, the Company announced that it had granted an exclusive three-year license for the Company's EX-308 Excimer laser technology to RA Medical Systems, Inc., a privately held developer, manufacturer and marketer of equipment for the treatment of various dermatological conditions. The agreement represents a new revenue source from a technology the Company elected not to pursue to continue to focus the corporate efforts on such key ophthalmic applications as presbyopia. The agreement also provides for royalty payments to be made to us over an extended time period and such payments amounted to $4,020 for 2004.

Note 16.	  Commitments and Contingencies

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

SEC Investigation - On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder, former employee and significant shareholder, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages amounting to $1,475,000. Subsequently, the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except $106,354. This amount would need to be obtained from the other defendant's including SurgiLight. During 2003, while SurgiLight was in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it had recorded this amount as potential monies owed. During December 2004, SurgiLight entered into a settlement agreement with the SEC forgiving that liability in full and thus has removed the $106,354 obligation from its financial statements at December 31, 2004.

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

Note 17.	  Legal Proceedings

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

SEC Investigation - On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder, former employee and significant shareholder, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages amounting to $1,475,000. Subsequently, the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except $106,354. This amount would need to be obtained from the other defendant's including SurgiLight. During 2003, while SurgiLight was in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it had recorded this amount as potential monies owed. During December 2004, SurgiLight entered into a settlement agreement with the SEC forgiving that liability in full and thus has removed the $106,354 obligation from its financial statements at December 31, 2004.

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

On July 2, 2003, Merrill Lynch secured a judgment as a result of the default on the $500,000 line-of-credit. Subsequent to that, the Company has released its rights to Merrill Lynch of the $264,477 of escrowed cash that has been subject of the ongoing dispute between the Company and AMLSI. Payments have subsequently been made to Merrill Lynch resulting in a balance due of $141,548 (which includes accrued interest of $27,811) at December 31, 2004. During February 2005, Merrill Lynch agreed to settle the obligation for a lump sum payment of $100,000. Accordingly, SurgiLight has adjusted the liability to $100,000 at December 31, 2004.

Other Litigation - From time to time, the Company is party to other litigation. The Company and its counsel believe this litigation is not material. In January 2004, one vendor secured a judgment for $91,000 against the Company for payment of temporary accounting services. That vendor has agreed to settle the judgment at a lesser amount

On April 21, 2005, the Company received a personal injury complaint from Raul Arevalo, claiming damages in excess of $50,000 for injuries caused to his eyes in May 1997 by an excimer laser allegedly manufactured and sold by J.T. Lin and Photon Data, a predecessor to SurgiLight. The Company and its counsel have not yet had time to evaluate this claim.

Note 18.  Certain Relations and Related Transactions

Premier Laser Systems - The Company's balance as of December 31, 2004 and 2003, to Premier Laser Systems, Inc. is $175,000 payable in cash remaining from the purchase of Premier's ophthalmic laser product line in December 2001. Colette Cozean, Ph.D. a Director and Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999. Premier currently owes Dr. Cozean approximately $120,000 for severance, life insurance, expenses and salary. Premier also owes Dr. Cozean up to $13,125 as a commission from the second acquisition of assets by SurgiLight.

In November 2000, the Company entered into a consulting agreement with Dr. Cozean. Currently, the Company agreed to pay her as CEO and a regulatory consultant at a rate of $13,500 per month and issue her options each month for 3,500 shares at a 10% discount off of fair market value in exchange for her services.

Officers and Shareholders - The Company's balance as of December 31, 2004 to CEO Colette Cozean is $725,234 (which includes accrued interest of $68,064) and is recorded in accounts payable. The Company's balance as of December 31, 2004 to CFO Stuart Michelson is $86,283 (which includes accrued interest of $2,783) and is also recorded in accounts payable. The balances at December 31, 2003 for the CEO and CFO were $446,218 and $49,500 respectively. The Company's balance as of December 31, 2004 to President/COO Timothy Shea is $167,251 (which includes accrued expenses of $23,107 and accrued salary of $144,144).

During October 2002, CEO Colette Cozean and CFO Stuart Michelson each loaned the Company $20,000 which was used to fund a portion of the closing costs on the Company's current debt refinancing. In April 2003, Michelson loaned the Company an additional $6,000. During 2004, Cozean and Michelson loaned additional funds to the Company in the amounts of $9,200 and $5,000, respectively. UCC forms were filed to secure these loans with the Company's intangible assets as well as other unpaid fees due these Directors. Also during 2004, Louis P. Valente, a director/shareholder lent the Company $10,000 to fund a portion of legal services. See Note 8 for additional disclosure.

Royalties - For the years ended December 31, 2004 and 2003, royalties were accrued for the benefit of J.T. Lin, a former employee and director of the Company, in the amounts of $16,966 and $13,319, respectively, and are included in Salaries and benefits in the accompanying Consolidated Statements of Operations. Dr. Lin receives a royalty of 2.5% of the net revenues generated over the life of the patents.

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

Note 19.  Other Current Assets

At December 31, 2004, included in Other Current Assets, was Employee Advances of approximately $126,000. Included as part of accounts payable and accrued expenses, the Company has recorded approximately $497,000 of accrued payroll costs. The Company has the right to offset the employee advances against the accrued payroll costs.

Note 20.  Subsequent Events

Biolase Licensing Agreement - On February 23, 2005, the Company granted a license to the Presbyopia and related patents to Biolase, Inc. to allow Biolase to develop and clinically test their own product prior to bringing it to market. Currently, Biolase has paid $1,800,000 of the $2,000,000 license fee. A royalty is also owed after 5 years. The territories of the exclusive distributors were protected under this license for the life of their Distribution Agreement.

European CE approval - During January 2005, the Company received added CE approval for treatment of presbyopia. Known as the CE 77964, 93/42/EEC, Annex IV, Section 4 Approval of the European Economic Community (EEC), this approval involves not only testing of the laser, but also a review of clinical data by outside medical experts through the auspices of the British Standards Institute
(BSI). This approval will allow the Company to begin aggressively marketing the OptiVision for LAPR throughout Europe, the Pacific Rim and around the world since many countries outside the U.S. recognize the CE standard.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective June 10, 2004, Moore Stephens Lovelace, P.A resigned (who performed the auditing for the Company in 2002 and 2003) and we engaged as our new principal accountant Richard L. Brown & Company, P.A. to audit our financial statements effective December 31, 2004.

The decision to change accountants was recommended and approved by our Board of Directors. At June 10, 2004 there were no disagreements with our former accountants on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure.

In connenction with our financial statements for the year ended December 31, 2003, a disagreement exists between the former and current independent accountants pertaining to the valuation and recording of certain warrants issued by the Company in a private placement transaction during the year ended December 31, 2003. The effects on the financial statements as recommended by the current independent account would treat these warrants as additional compensation thereby increasing expenses and resulting net loss for the year ended December 31, 2003 by $275,000, which results in an increase in accumulated deficit and additional paid-in capital of $275,000 at December 31, 2003. The estimated fair value of these warrants was calculated using the Black-Scholes pricing model. The recording of this transaction would not change total stockholders' equity.

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



PART III

Item 10. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

The table below sets forth the names of our executive officers and directors and information concerning them:


              Name                  Age                 Position
              ----                  ---                 --------
Timothy J. Shea                      47       President, Chief Operating
Officer,Secretary

Ming-yi Hwang, Ph.D.                 48       Director of R&D

Colette Cozean, Ph.D. 4,7            47       Chairwoman, CEO, Director

Robert J. Freiberg, Ph.D. 3,6        66       Director

Stuart E. Michelson, Ph.D. 4,6       52       CFO, Treasurer, Director

Louis P. Valente, C.P.A. 2,3,5       73       Vice-Chairman, Director

Ronald Higgins 2,4,5                 63       Director

Edward Tobin 3, 7                    48       Director

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

Stuart E. Michelson, Ph.D. Dr. Michelson was appointed as a Director in July 2001 and appointed to the CFO position in June 2002. Dr. Michelson currently is the Roland and Sarah George Professor of Finance at Stetson University (2001 to the present). He was on the faculty of University of Central Florida (UCF) from 1997-2001, and was on the faculty of Eastern Illinois University from 1991 to 1997. He obtained his Ph.D. in Finance from the University of Kansas in 1991 and an M.B.A. from the University of Missouri in 1978. He is the President, Academy of Financial Services. He is the President, Academy of Business Education. He has been a member of the Editorial Board of Journal of Current Research in Global Business, Journal of Business and Economic Perspectives, and Journal of Business Education and the Reviewer for Financial Practice and Education, Financial Services Review, The Quarterly Review of Economics and Finance, Managerial and Decision Economics, Journal of Financial Counseling & Planning, and Journal of Financial Education and Reviewer for International Board of Standards and Practices for Certified Financial Planners. He was also on the Charleston Recreation Foundation Board Committee from 1996 to 1997, Charleston School Board Technology Steering Committee from 1995 to 1997, and Chair of the Technology Advisory Committee at UCF from 1997 to the present. He has served as a Consulting Engineer for Burns & McDonnell and Design Engineer for Bendix Corporation (Allied Signal). Dr. Michelson had published over 30 journal research articles.

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

Ron Higgins. Ronald E. Higgins, 62, served as Founder, Managing Director and Financial Manager of Woodworkers Club from its inception in 1996 until his retirement in 2002. Currently, he consults for Proclosure, LLC, which is developing a laser tissue-melding product. Prior management positions include Vice President, Operations of Premier Laser Systems from 1987 - 1996 with responsibility for all functions except R&D, sales and finance and regulatory affairs and quality assurance positions for Pfizer, Bentley and CardioPulmonics. His responsibilities included preparing and presenting marketing and scientific presentations for introduction of new technologies.
He has experience in ophthalmology, cardiovascular surgery, dialysis and dentistry. He received a bachelor of science in zoology from the University of Utah in 1964 and completed postgraduate courses in physiology and biochemistry.

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

On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them. The suit also seeks an injunction against us. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. We intend to defend vigorously any attempt to secure an injunction against the Company. Dr. Lin, the founder and former employee, has agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages amounting to $1,475,000. Subsequently, the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except $106,354. This amount would need to be obtained from the other defendant's including SurgiLight. During 2003, while SurgiLight was in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it had recorded this amount as potential monies owed. During December 2004, SurgiLight entered into a settlement agreement with the SEC forgiving that liability in full and thus has removed the $106,354 obligation from its financial statements at December 31, 2004.

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

Item 10. Executive Compensation

The following table sets forth a summary of cash and non-cash compensation awarded or paid to, or earned by, executive officers with respect to services rendered in such capacity during 2004 and 2003. No other employee officers earned in excess of $100,000 during 2004 or 2003.


Name and Principal Position         Year       Salary        Bonus
---------------------------         ----       --------     -------
Timothy J. Shea, President and      2004       $135,000     Undecided
Chief Operating Officer

Timothy J. Shea, President and      2003       $132,500     Undecided
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

The compensation committee has reviewed the compensation and performance of the officers of the Company as compared to industry standards, and revised the compensation packages as appropriate for the year ending December 31,2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to the company with respect to beneficial ownership of our common stock as of December 31, 2004. The table lists: (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each director, (iii) each executive officer, and (iv) all of our directors and executive officer(s) as a group. Except as noted, each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned by such person.

  Name and Address of Beneficial Owner  Vested Shares Total Shares Percentage
  ------------------------------------  ------------- ------------ ----------
GEM Global Yield Fund, Ltd. (1)           9,802,348      9,802,348   19.9%
Hunkins Waterfront Plaza
P.O. Box 556, Main Street
Nevis, West Indies

Voting Trust Committee of SurgiLight (2)  3,642,238      3,642,238    8.2%
12001 Science Drive, Suite 140
Orlando, Florida 32826

Edward Tobin (6)                                 -              -        *
12001 Science Drive, Suite 140
Orlando, Florida 32826

Colette Cozean, Ph.D.(3,6)                  777,000        827,000      1.7%
12001 Science Drive, Suite 140
Orlando, Florida 32826

Robert J. Freiberg, Ph.D.(6)                 90,000        150,000       *
12001 Science Drive, Suite 140
Orlando, Florida 32826

Ming-yi Hwang                                16,000         16,000       *
12001 Science Drive, Suite 140
Orlando, Florida 32826

J.T. Lin                                  8,409,762      8,409,762   18.9%
4532 Carriage Trail (4)
Oviedo, Florida 32765

Stuart E. Michelson, Ph.D. (6)(7)           295,000         355,000     *
12001 Science Drive, Suite 140
Orlando, Florida 32826

Timothy J. Shea (5)                         821,000       1,496,000     1.1%
12001 Science Drive, Suite 140
Orlando, Florida 32826

Louis P. (Dan) Valente (6)                   90,000         150,000     *
12001 Science Drive, Suite 140
Orlando, Florida 32826

Ronald Higgins (6)                               -               -      *
12001 Science Drive, Suite 140
Orlando, Florida 32826

Knobbe, Martens, Olson & Bear LLP         7,000,000      7,000,000    11.6%
2040 Main Street, 14th Floor
Irvine, CA  92614

Premier Laser Systems, Inc.               5,347,954      5,347,954     8.9%
1 Argonaut  Suite 201
Alsio Viejo, CA  92656

Jackson, Clements & Dawson LLP            1,361,111     1,361,111      *
5728 Major Blvd., Suite 600
Orlando, FL  32819


(1) Includes shares of common stock issued during 2003 and released shares of the escrowed account that secured the original $3 million convertible debenture.

(2) A voting trust committee (Trustee) comprised of all of the current outside directors of the Company other than those who are paid consultants of the Company, has the sole power and discretion to act as, and to exercise the voting rights and powers of the Company's common stock held by shares subject to the trust agreement. The majority vote of such committee determines the vote of the shares subject to the trust. The number of shares subject to the trust is adjusted from time to time so that Dr. Lin and his affiliates have voting control of 19% of the then total outstanding shares of common stock of the Company. The Trustee has no power to sell or otherwise dispose of any of the shares subject to the trust except upon notice of sale by a beneficiary, and its authority is limited to the power to vote the shares subject to the trust.
The term of the agreement is three years.   In addition, the Voting Trust is
authorized to vote the Dr. Lin shares seized by the U.S. government.

(3) Includes options to purchase 665,000 shares at exercise prices between $0.07 and $1.08 per share. SurgiLight has executed a consulting agreement with Dr. Cozean that provides for an option to purchase 3,500 common shares each month with a 10% discount from each respective months ending closing price. Dr. Cozean also received during June 2002, 400,000 options for her service as CEO.

 (4) Includes (a) 1,064,000 shares owned by Dr. J.T. Lin, a 10% shareholder and a former director of the Company, and (b) 4,000,000 shares owned by Lin Family Partners, Ltd. All of such shares are subject to a Voting Trust Agreement dated June 6, 2001 between Dr. Lin and affiliated shareholders and a Voting Trust Committee of SurgiLight, with respect to the voting of the shares. Dr. Lin retains the sole investment or dispositive authority with respect to 1,064,000 of the shares, and shares dispositive authority with respect to 4,000,000
shares beneficially owned by Lin Family Partners, Ltd.   The shares controlled
by Dr. Lin have been seized by the U.S. government.

(5) Includes 26,000 shares of restricted common stock and 4,000 shares of stock options exercisable in three years.

(6) Includes annual allocations of options to purchase 50,000 shares of common stock, with 20,000 option shares vesting immediately upon grant, and the remaining 30,000 options vesting in increments of 10,000 shares each on the first, second and third anniversaries of the date of grant for each board member depending on their term of service.

(7) Dr. Michelson also received during June 2002, 200,000 options for his service as CFO.

Item 12. Certain Relations and Related Transactions

Premier Laser Systems - The Company's balance as of December 31, 2004, to Premier Laser Systems, Inc. is $175,000 payable in cash remaining from the $1.7 million purchase of Premier's ophthalmic laser product line in December 2001. Colette Cozean, Ph.D. a Director and Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999. Premier currently owes Dr. Cozean approximately $120,000 for severance, life insurance, expenses and salary. Premier also owes Dr. Cozean up to 13,125 as a commission from the second acquisition of assets by SurgiLight.

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

Directors' Loans made to the Company - During October 2002, CEO Colette Cozean and CFO Stuart Michelson each loaned the Company $20,000 which was used to fund a portion of the closing costs on the Company's current debt refinancing. In April 2003, CFO Michelson loaned an additional $6,000 to the Company. During 2004, Cozean and Michelson loaned additional funds to the Company in the amounts of $9,200 and $5,000, respectively. UCC forms were filed to secure these loans with the Company's intangible assets as well as other unpaid fees due these Directors. Also during 2004, Louis P. Valente, a director/shareholder lent the Company $10,000 to fund a portion of legal services.

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

Item 13. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit No.          Description

 3.1 (1)  Articles of Incorporation
 3.2 (1)  Bylaws of SurgiLight, as amended to date.
 4.1 (2) Specimen of Common Stock certificate. Specimen of Series A Preferred Stock Certificate
 4.2 (3) Convertible Debenture Purchase Agreement by and among GEM Global Yield Fund Limited and SurgiLight, Inc., dated as of June 30, 2000.
 4.3 (3)  3% Convertible Debenture Due November 8, 2003.
 4.4 (3)  Warrant to Purchase Common Stock of SurgiLight, Inc.
 4.5 (3) Registration Rights Agreement between SurgiLight, Inc. and GEM Global Yield Fund Limited, dated as of June 30, 2000.
 4.6 (3) Debenture and Warrant Shares Escrow Agreement by and among SurgiLight, Inc., Kaplan Gottbetter & Levenson, LLP and GEM Global Yield Fund Limited, dated as of June 30, 2000.
 4.7 (3)  Warrant to Purchase Common Stock of SurgiLight, Inc.
 4.8 (3) Agreement between SurgiLight, Inc. and Chai Chuan Chen, dated October 12, 2000.
 4.9 (3) Agreement between SurgiLight, Inc. and Hsueh-Yueh Chang, dated October 12, 2000.
   9 (4) Amended and Restated Voting Trust Agreement dated March 14, 2002 between Voting Trust Committee of SurgiLight, Inc., and Lin Family Partners, Ltd., Yuan Lin, Trustee of the Y-C Irrevocable Living Trust, J.T. Lin, and Yuchin Lin.
 10.1 (3) Purchase and Sale Agreement by and between SurgiLight, Inc.
           and Premier Laser Systems, Inc., dated October 17, 2000.
 10.2 (3) Consulting Agreement between SurgiLight, Inc. and Colette Cozean, dated November 1, 2000.
 10.3 (4) Letter of Intent, dated March 14, 2002.
 10.4     Registrant's Form Distribution Agreement
10.5	Contract Manufacturing Agreement by and between SurgiLight, Inc.
and A & A Medical, Inc., dated as of January 3, 2001.
 17 (4)   J.T. Lin's letter of resignation, dated March 13, 2002.
21	Subsidiaries of the Registrant
22	Merrill Lynch Agreement
23	GEM Revised Agreement
24	Stuart Michelson Agreement
25	Colette Cozean Agreement
26	R.A. Medical Agreement
27	Private Placement Agreement
28	EMX Agreement
29	Plantation Laser Center Asset Sale Agreement
31	Section 302 Certifications
32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
33	Biolase agreement
34	Merrill Settlement Agreement




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


Dated: April 25, 2005           SurgiLight, Inc.
                             a Florida corporation

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

By:  /s/  Colette Cozean                      Date: April 25, 2005
     -------------------
          Colette Cozean
          Chief Executive Officer

By:  /s/  Stuart Michelson                    Date: April 25, 2005
     -------------------
          Stuart Michelson
          Chief Financial Officer


  By:  /s/  Edward Tobin                      Date: April 25, 2005
       -------------------
            Edward Tobin
            Director

By:  /s/  Ronald Higgins                      Date: April 25, 2005
     ------------------------
          Ronald Higgins
          Director

By:  /s/  Louis P. (Dan) Valente              Date: April 25, 2005
     --------------------------
          Louis P. (Dan) Valente, C.P.A.
          Director


By:  /s/  Robert J. Freiberg                  Date: April 25, 2005
     -----------------------
          Robert J. Freiberg, Ph. D.
          Director




Exhibit List

a) Exhibits

Exhibit No.          Description

 3.1 (1)  Articles of Incorporation
 3.2 (1)  Bylaws of SurgiLight, as amended to date.
 4.1 (2) Specimen of Common Stock certificate. Specimen of Series A Preferred Stock Certificate
 4.2 (3)  Convertible Debenture Purchase Agreement by and among GEM
Global Yield Fund Limited and SurgiLight, Inc., dated as of
June 30, 2000.
 4.3 (3)  3% Convertible Debenture Due November 8, 2003.
 4.4 (3)  Warrant to Purchase Common Stock of SurgiLight, Inc.
 4.5 (3)  Registration Rights Agreement between SurgiLight, Inc. and
GEM Global Yield Fund Limited, dated as of June 30, 2000.
 4.6 (3) Debenture and Warrant Shares Escrow Agreement by and among SurgiLight, Inc., Kaplan Gottbetter & Levenson, LLP and GEM Global
Yield Fund Limited, dated as of June 30, 2000.
 4.7 (3)  Warrant to Purchase Common Stock of SurgiLight, Inc.
 4.8 (3)  Agreement between SurgiLight, Inc. and Chai Chuan Chen, dated October 12, 2000.
 4.9 (3)  Agreement between SurgiLight, Inc. and Hsueh-Yueh Chang, dated October 12, 2000.
   9 (4) Amended and Restated Voting Trust Agreement dated March 14, 2002 between Voting Trust Committee of SurgiLight, Inc., and Lin Family
Partners, Ltd., Yuan Lin, Trustee of the Y-C Irrevocable Living Trust,
J.T. Lin, and Yuchin Lin.
 10.1 (3) Purchase and Sale Agreement by and between SurgiLight, Inc.
           and Premier Laser Systems, Inc., dated October 17, 2000.
 10.2 (3) Consulting Agreement between SurgiLight, Inc. and Colette Cozean, dated November 1, 2000.
 10.3 (4) Letter of Intent, dated March 14, 2002.
 10.4     Registrant's Form Distribution Agreement
10.6	Contract Manufacturing Agreement by and between SurgiLight, Inc.
and A & A Medical, Inc., dated as of January 3, 2001.
 17 (4)   J.T. Lin's letter of resignation, dated March 13, 2002.
35	Subsidiaries of the Registrant
36	Merrill Lynch Agreement
37	GEM Revised Agreement
38	Stuart Michelson Agreement
39	Colette Cozean Agreement
40	R.A. Medical Agreement
41	Private Placement Agreement
42	EMX Agreement
43	Plantation Laser Center Asset Sale Agreement
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

Colette Cozean, Ph.D.
CEO
Dated: 	April 25, 2005



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


Stuart Michelson, Ph.D.
CFO
Dated: 	April 25, 2005






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


Colette Cozean, Ph.D.
CEO
Dated: 	April 25, 2005




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


Stuart Michelson, Ph.D.
CFO
Dated: 	April 25, 2005






85