Form 10QSB
period 2005-03-31
SURGILIGHT INC
filed 2005-05-16
CIK 1070289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005




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


Number of shares outstanding of common equity, as of May 9, 2005 was 55,911,958





SURGILIGHT CORPORATION AND SUBSIDIARIES

QUARTER ENDED MARCH 31, 2005

INDEX


PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements

Condensed Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004.

Condensed Statements of Operations for the three months ended
March 31, 2005 and 2004 (unaudited).

Condensed Statements of Cash Flows for the three months ended
March 31, 2005 and 2004 (unaudited).

Condensed Statement of Shareholder's Equity (unaudited).

Notes to Unaudited Financial Statements.

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

                                           SURGILIGHT, INC.
                                      CONDENSED BALANCE SHEETS
                                   ASSETS
                                                               March 31,    December 31,
                                                                 2005          2004
                                                             -----------    ------------
                                                             (unaudited)
Current assets:
    Cash                                                     $1,421,927     $    2,815
    Accounts receivable trade, less allowances for
       doubtful accounts of $0                                  243,846        158,846
    Inventories                                                 360,000        360,000
    Prepaid data collection fees                                152,500        152,500
    Employee advances                                           146,724        139,224
    Prepaid expenses                                             67,544         67,544
                                                              ---------     ----------
       Total current assets                                   2,392,541        880,929

Property and equipment, net of accumulated depreciation
    Of $21,771 and $20,809                                       15,520         16,482

Other assets:
    Long-term inventories                                     4,124,008      4,124,008
    Intangible assets, net of accumulated amortization
       of $358,344 and $355,845                                 107,536        110,035
    Prepaid data collection fees                                217,000        217,000
                                                             ----------     ----------
       Total assets                                          $6,856,605     $5,348,454
                                                             ==========     ==========

                    LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses - third parties    $1,456,183     $1,546,892
    Accounts payable - related parties                        1,025,301        978,768
    Customer deposits                                           120,000        120,000
    Short-term debt                                             437,875        519,875
    Convertible debentures                                       77,204         77,204
                                                             ----------     ----------
      Total liabilities, all current                          3,116,563      3,242,739

Long term debt, less current maturities                         174,676        174,676

Debt to be converted into equity                              1,088,154      1,088,154

Commitments and Contingencies

Stockholders' equity:
    Preferred stock, $0.0001 par value; 5,000,000 shares
       authorized; 47,000 issued and outstanding                      6              6
    Common stock, $0.0001 par value; 60,000,000 shares authorized;
       54,411,958 issued; 54,365,823 outstanding                  5,441          5,441
    Additional paid in capital                               11,467,108     11,467,108
    Treasury stock, 46,135 shares (at cost)                    (202,095)      (202,095)
    Accumulated deficit                                      (8,793,248)   (10,427,575)
                                                             ----------     ----------
      Total stockholders' equity                              2,477,212        842,885
                                                             ----------     ----------

      Total liabilities and stockholders' equity             $6,856,605     $5,348,454
                                                             ==========     ==========
See accompanying notes.

                               SURGILIGHT, INC.
                    CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                               Three Months Ended
                                                               March 31,   March 31,
                                                                 2005         2004
                                                               ---------   ---------
     Revenue:
        Sales of equipment                                  $       -    $  980,000
        Licensing fees                                       1,900,000           -
        Other                                                   11,616        4,228
                                                            -----------  ----------
        Total Revenue                                        1,911,616      984,228
     Cost of Sales                                               2,233      198,556
                                                            -----------  ----------
        Gross profit                                         1,909,383      785,672

     Operating expenses:
        Salaries and benefits                                   69,244      115,339
        Advertising and marketing                                   -         2,833
        Administrative and other                                46,309      135,575
        Professional fees                                       69,344      222,969
        Research and development                                47,001       47,001
        Interest expense                                        39,697       46,520
        Depreciation                                               962          978
        Amortization                                             2,499        2,499
                                                            -----------  ----------
        Total operating expenses                               275,056      573,714
                                                            -----------  ----------
     Income from operations                                  1,634,327      211,958
                                                            -----------   ---------
     Provision for income tax                                       -            -
                                                            -----------   ---------

        Net Income                                          $1,634,327   $  211,958
                                                            ===========  ==========

        Basic income per share:
         Net Income                                            $ 0.030      $ 0.004
                                                               =======      =======

        Diluted income per share:
         Net Income                                            $ 0.030      $ 0.004
                                                               =======      =======

Weighted average shares used in calculating
       net income per share - Basic                         54,411,958   45,126,847

Weighted average shares used in calculating
       net income per share - Fully Diluted                 54,411,958   45,126,847

See accompanying notes.



                                SURGILIGHT, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                     Three Months Ended March 31st
                                                     -----------------------------
                                                           2005         2004
                                                         -------      -------

Cash flows from operating activities:
  Net income                                           $ 1,634,327    $  211,958
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                             962           978
      Amortization                                           2,499         2,499
 (Increase) decrease in assets and liabilities, net
    of business acquisitions and dispositions
      Receivables                                          (85,000)     (400,000)
      Inventories                                               -        180,000
      Prepaid data collection fees                              -        (25,000)
      Employee advances                                     (7,500)      (46,419)
      Prepaid expenses                                          -        (18,665)
      Accounts payable & accrued expenses - third parties (160,746)      240,918
      Accounts payable - related parties                   116,570       149,903
      Customer Deposits                                         -       (300,000)
                                                        -----------   -----------
      Net cash provided by (used in)
         operating activities                            1,501,112        (3,828)
                                                        -----------   -----------

Cash flows from financing activities:
  Repayment of debt                                       (115,000)           -
  Proceeds from shareholder loans                           33,000            -
                                                        -----------   -----------
      Net cash (used in)
        financing activities                               (82,000)           -
                                                        -----------   -----------
Net increase (decrease) in cash                          1,419,112        (3,828)

Cash beginning of period                                     2,815        31,420
                                                        -----------   -----------

Cash end of period                                      $1,421,927    $   27,592
                                                        ===========   ===========
Supplemental disclosure:
Cash paid during the period for interest                $       -     $       -
                                                        ===========   ===========

See accompanying notes.


                                        SURGILIGHT, INC.
                    CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                            For the Three Months Ended March 31, 2005
                                                                   Additional
                               Preferred Stock     Common Stock      Paid-In
                                Shares  Amount   Shares   Amount     Capital
                              --------- ------ ---------  -------  ----------
Balances at Dec. 31, 2004        47,000    $6  54,411,958 $5,441  $11,467,108

Net income                           -      -          -     -             -
                                 ------    --  ---------- ------  -----------

Balances at March 31, 2005       47,000    $6  54,411,958 $5,441  $11,467,108
                                 ======    ==  ========== ======  ===========

                                                        Total
                              Treasury      Accum.   Stockholders
                                Stock      Deficit      Equity
                              --------    ----------  -----------
Balances at Dec. 31, 2004    $(202,095) $(10,427,575)  $  842,885

Net income                          -      1,634,327    1,634,327
                             ----------  ------------  ----------

Balances at March 31, 2005   $(202,095)  $(8,793,248)  $2,477,212
                             ==========  ============  ==========

See accompanying notes.



SURGILIGHT INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements

1.	Business and Basis of Presentation

SurgiLight, Inc. ("the Company" or "SurgiLight") sells ophthalmic lasers and related products and services based on its own and licensed intellectual property, primarily for use in refractive and presbyopia procedures.

The accompanying unaudited condensed financial statements of SurgiLight, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X and the instructions of Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United
States of America. Management believes the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2004 and 2003, including the notes thereto, and the other information included in the Company's filing on Form 10-KSB, which was filed with the Securities and Exchange Commission, SEC, on May 2, 2005.
The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this filing. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

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

Mr. Miano has filed litigation against us originally alleging a breach of contract for our alleged failure to provide up to $1 million of working capital (see note 3 - Legal Proceedings). This dispute could affect our ability to control AMLSI if found to have merit as Mr. Miano claims, as a result of the dispute, that he owns 55% of AMLSI. In addition, Mr.
Miano has claimed that J.T. Lin, the founder, fraudulently induced him into signing the first contract. We, based on advice of legal counsel, believe that AMLSI is a wholly owned subsidiary and, accordingly have consolidated the accounts of AMLSI in our previous financial statements. There can be no guarantee we will prevail on the dispute. At December 31, 2002 Mr. Miano ceased any business operations of AMLSI and transferred the existing assets to a newly formed entity without our consent or knowledge. To the best of our knowledge, the remaining asset of AMLSI at that date was as follows: Cash - escrowed account, $264,477. This cash was subsequently paid to Merrill Lynch as a partial payment against our line-of-credit obligation. We are not aware of any liabilities for which we are responsible. In January 2004, we filed suit seeking recovery of the value of the assets transferred plus additional statutory damages. In February 2004, Miano revised his claims and added certain officers and directors of SurgiLight to the litigation.

The Board of Directors has determined that we should focus on presbyopia as our core business product; therefore in March 2002 we signed a binding letter of intent to sell the remote international laser center's assets and liabilities in China, Vietnam and Egypt. The purchaser, Orlando-based Tao Enterprises, agreed to pay $332,000 for the assets, with up to an additional $50,000 to be based on clinic revenues. The Company's founder and former CEO J.T. Lin serves as beneficial owner of Tao Enterprises. At this date, Tao Enterprises has defaulted on the installment payments due February 15, 2003 and May 15, 2003 for $83,000 and $75,000, respectively.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements in the 10-KSB filed for the period ended December 31, 2004, the Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. These matters, among other things, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans related to these matters are also discussed in that related Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On January 7, 2004 the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except $106,354. This amount would need to be obtained from the other defendant's including SurgiLight. For the year ended December 31, 2003, while SurgiLight was in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it had recorded this amount as potential monies owed. During December 2004, SurgiLight entered into a settlement agreement with the SEC forgiving that liability in full and thus has removed the $106,354 obligation from its financial statements at December 31, 2004. On April 4, 2005, the SEC entered final judgments in a civil action against J.T. Lin, Aaron Tsai and SurgiLight. The Final Judgment as to SurgiLight, Inc. ("SurgiLight"), to which SurgiLight consented without admitting or denying the Commission's allegations, enjoins SurgiLight from violating
Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Rule 10b-5 thereunder, and Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933 ("Securities Act").

3.	Legal Proceedings
Paul Miano - Advanced Medical Laser Services, Inc. ("AMLSI") and Paul Miano ("Miano") filed a lawsuit against us on September 26, 2001, in Broward County, later moved to Orange County, alleging breach of contract for our alleged failure to finance up to $1,000,000 of working capital.

This dispute could affect our ability to control AMLSI if found to have merit as Mr. Miano claims, as a result of the dispute, that he owns 55% of AMLSI. In addition, Mr. Miano has claimed that J.T. Lin, the founder, fraudulently induced him into signing the first contract. We, based on advice of legal counsel, believe that AMLSI is a wholly owned subsidiary and, accordingly have consolidated the accounts of AMLSI in our previous financial statements. There can be no guarantee we will prevail on the dispute. At December 31, 2002 Mr. Miano ceased any business operations of AMLSI and transferred the existing assets to a newly formed entity without our consent or knowledge. To the best of our knowledge, the remaining asset of AMLSI at that date was as follows: Cash - escrowed account, $264,477. This cash was subsequently paid to Merrill Lynch as a partial payment against our line-of-credit obligation. We are not aware of any liabilities for which we are responsible. In January 2004, we filed suit seeking recovery of the value of the assets transferred plus additional statutory damages. In February 2004, Miano revised his claims and added certain officers and directors of SurgiLight to the litigation.

On April 21, 2005, the Company received a personal injury complaint from Raul Arevalo, claiming damages in excess of $50,000 for injuries caused to his eyes in May 1997 by an excimer laser allegedly manufactured and sold by J.T. Lin and Photon Data, a predecessor to SurgiLight. The Company and its counsel have not yet had time to evaluate this claim.

In June 2004, Global Emerging Markets filed a lawsuit and a request for a preliminary injunction in New York against SurgiLight and certain of its officers and directors, to require the Company, among other things, to issue GEM additional shares under its convertible debenture, which the Company is unable to accommodate until additional shares are authorized by the shareholders. The preliminary injunction request was dismissed. GEM has recently filed a summary judgment motion to separate the note from the agreement between the parties, so that they can demand payment on the note. The Company, and its counsel, believe that the note may only be converted into shares per the agreement.

4.	Stockholders' Equity
Stock Options - At March 31, 2005, the Company has two stock option plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123,
Accounting for Stock-Based Compensation, to stock-based employee compensation.
                                        Three Months Ended March 31
                                              2005         2004
                                           ----------   ----------
Net loss, as reported                     $1,634,327    $ 211,958

Deduct: Total stock-based compensation
expense determined under fair
value based method for all awards,
net of related tax effects.                     (525)      (  840)

Net income (loss), pro forma              $ 1,633,802   $ 211,118

Income (loss) per share:
   Basic and Diluted - as reported        $     0.030   $   0.004
   Basic and Diluted - pro forma          $     0.030   $   0.004


5.	Related Party Transactions
Premier Laser Systems - As of March 31, 2005, the Company's short-term debt balance to Premier Laser Systems, Inc. is $175,000 remaining from the purchase of Premier's ophthalmic laser product line in December 2001. Colette Cozean, Ph.D., a Director and Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999. Premier currently owes Dr. Cozean approximately $120,000 for severance, life insurance, expenses and salary. Premier also owes Dr. Cozean up to $13,125 as a commission from the second acquisition of assets by SurgiLight.

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

Directors' Loans and accounts payable and accrued expenses - The Company's balance as of March 31, 2005 to CEO Colette Cozean is $759,734 (which includes accrued interest of $75,567) and is recorded in accounts payable. The Company's balance as of March 31, 2005 to CFO Stuart Michelson is $94,083 (which includes accrued interest of $3,083) and is also recorded in accounts payable. The balances at December 31, 2004 for the CEO and CFO were $725,234 and $86,283 respectively. The Company's balance as of March 31, 2005 to President/COO Timothy Shea is $171,484 (which includes accrued expenses of $23,608 and accrued salary of $147,876).

During October 2002, CEO Colette Cozean and CFO Stuart Michelson each loaned the Company $20,000 which was used to fund a portion of the closing costs on the Company's current debt refinancing. In April 2003, CFO Michelson loaned an additional $6,000 to the Company. During 2004, Cozean and Michelson loaned additional funds to the Company in the amounts of $9,200 and $5,000, respectively. During the 1st quarter of 2005, Cozean loaned additional funds to the Company in the amount of $33,000. Repayments were subsequently made to Cozean and Michelson in the amounts of $10,000 and $5,000, respectively. UCC forms were filed to secure these loans with the Company's intangible assets as well as other unpaid fees due these Directors. Also during 2004, Louis P. Valente, a director/shareholder lent the Company $10,000 to fund a portion of legal services.

Royalties - For the years ended December 31, 2004 and 2003 and the quarter ended March 31, 2005, royalties were accrued for the benefit of J.T. Lin, a former employee and director of the Company, in the amounts of $16,966, $13,319 and $0 respectively. Dr. Lin receives a royalty of 2.5% of the net revenues generated over the life of the patents.

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

6.	Inventories
The components of inventories at March 31, 2005 and December 31, 2004 are summarized as follows:

					March 31, 	December 31,
					  2005		    2005
					---------	------------
		Raw Materials		$1,650,740	$1,650,704
		Work in Progress	   299,175	   299,175
		Finished Goods		 2,534,129	 2,534,129
					----------	----------
		Total Inventory		$4,484,008	$4,484,008
					==========	==========

Management has reclassified $4,124,008 of the Company's inventory to long-term assets in the accompanying balance sheets to reflect inventory to be consumed beyond the current operating cycle.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The Management's Discussion and Analysis of the Financial Condition and Results of Operations reviews past performance and, where appropriate, states expectations about future activities in forward-looking statements. Future results may differ from expectations.

Operating Highlights:

Revenues - Total revenues for the quarter ended March 31, 2005 (2005 Quarter) increased to $1,911,616 from $984,228 for the quarter ended March 31, 2004 (2004 Quarter). The 2005 Quarter increase was due primarily to the Company granting a license to the Presbyopia and related patents to Biolase, Inc. to allow Biolase to develop and clinically test their own product prior to bringing it to market. During the 2005 Quarter, Biolase has paid $1,800,000 of the $2,000,000 license fee.

Salaries & Benefits - Expenses decreased 40% to $69,244 for the 2005 Quarter as compared to $115,339 for the 2004 Quarter. The decrease was due to the reductions in contractual temporary services, full-time technical staffing and employee insurance benefits. Also, no sales related commissions were generated during the 2005 Quarter.

Advertising and Selling - Expenses decreased 100% for the 2005 Quarter as compared to $2,833 for the 2004 Quarter. It is anticipated that these expenses will increase as the Company attends tradeshows and revises its trade literature to reflect results from the increased clinical activity as revenue collections continue to recover, thus allowing more funding for these expenses.

Administrative and Other - Expenses decreased 66% to $46,308 for the 2005 Quarter as compared to $135,575 for the 2004 Quarter. The decreases were primarily due to the reductions in insurance programs and late charges assessed by vendors on late payments. Also, the lease obligation for the Plantation Laser Center ended at June 30, 2004.

Professional Fees - Expenses decreased 69% to $69,344 for the 2005 Quarter as compared to $222,969 for the 2004 Quarter. These decreases are attributed to professional and legal services associated with FDA regulatory matters, patent legal billings, and international patent filing fees that were nonrecurring between the 2005 and 2004 Quarters.

Research and development - Expenses remained at the same level of $47,001 for the 2005 Quarter as compared to the 2004 Quarter. The allocation for payroll and consultant expenses have remained unchanged over these periods.

Interest Expense - Interest expense decreased 15% to $39,697 for the
2005 Quarter as compared to $46,520 for the 2004 Quarter. The decrease is primarily due to the lower accrued interest expense for the Merrill Lynch line-of-credit as significant principal payments were made during 2004. Merrill Lynch completely settled with the Company in February 2005.

Depreciation and Amortization - Expenses decreased 1% to $3,461 for the 2005 Quarter as compared to $3,477 for the 2004 Quarter. The Company did not make any investments in long-lived assets during the 2004 year.

Total Operating Expenses - In summary, expenses decreased 52% to $275,055 for the 2005 Quarter as compared to $573,714 for the 2004 Quarter. The Company has controlled its administrative, marketing, and payroll expenses as significant additional expenses were required for regulatory matters.

Net Income from Continuing Operations - The net income from continuing operations for the 2005 Quarter was $1,634,327 or $0.030 cents per share as compared to net income of $211,958 or $0.004 cents per share for the 2004 Quarter.

Liquidity and Capital Resources

As of March 31, 2005, we had a bank balance of $1,421,927 and a working capital deficit of $(724,021) as compared to a cash balance of $2,815 and a working capital deficit of $(2,361,810) at December 31, 2004. While possessing a significant cash reserves at March 31, 2005, we remain constrained by a lower level of international sales than was expected, especially during the normally slow summer months.

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

Substantial Indebtedness

We have a substantial amount of indebtedness. As of March 31, 2005 the total indebtedness was $4,379,392 (including accounts payable and accrued expenses of $2,481,483, convertible debentures of $77,204, and notes payable comprised of the remaining balance on the Premier acquisition of $175,000, $88,200 in loans from shareholders, $349,351 in payments for legal services, customers deposits of $120,000 and the $1,088,154 remaining from the GEM convertible debenture conversion). The GEM note payable will be satisfied with an equity issuance when the Board of Directors and shareholders authorize additional common stock.

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

As of March 31, 2005, approximately 54,411,958 shares of common stock, 2,927,116 stock options, and 3,572,222 warrants were outstanding. Furthermore, we may issue additional options for up to an additional
1.8 million shares of common stock pursuant to the 2002 Stock
Option Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

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

This dispute could affect our ability to control AMLSI if found to have merit as Mr. Miano claims, as a result of the dispute, that he owns 55% of AMLSI. In addition, Mr. Miano has claimed that J.T. Lin, the founder, fraudulently induced him into signing the first contract. We, based on advice of legal counsel, believe that AMLSI is a wholly owned subsidiary and, accordingly have consolidated the accounts of AMLSI in our previous financial statements. There can be no guarantee we will prevail on the dispute. At December 31, 2002 Mr. Miano ceased any business operations of AMLSI and transferred the existing assets to a newly formed entity without our consent or knowledge. To the best of our knowledge, the remaining asset of AMLSI at that date was as follows: Cash - escrowed account, $264,477. This cash was subsequently paid to Merrill Lynch as a partial payment against our line-of-credit obligation. We are not aware of any liabilities for which we are responsible. In
January 2004, we filed suit seeking recovery of the value of the assets transferred plus additional statutory damages. In
February 2004, Miano revised his claims and added certain officers and directors of SurgiLight to the litigation.

On April 21, 2005, the Company received a personal injury complaint from Raul Arevalo, claiming damages in excess of $50,000 for injuries caused to his eyes in May 1997 by an excimer laser allegedly manufactured and sold by J.T. Lin and Photon Data, a predecessor to SurgiLight. The Company and its counsel have not yet had time to evaluate this claim.

In June 2004, Global Emerging Markets filed a lawsuit and a request for a preliminary injunction in New York against SurgiLight and certain of its officers and directors, to require the Company, among other things, to issue GEM additional shares under its convertible debenture, which the Company is unable to accommodate until additional shares are authorized by the shareholders. The preliminary injunction request was dismissed.
GEM has recently filed a summary judgment motion to separate the note from the agreement between the parties, so that they can demand payment on the note. The Company, and its counsel, believe that the note may only be converted into shares per the agreement.


The Company and its counsel believe there are no other material litigation cases against it.

Item 2. Changes in Securities

As of March 31, 2005, approximately 54,411,958 shares of common stock, 2,927,116 stock options, and 3,572,222 warrants were outstanding, and, as far as we can determine, were held of record by approximately 1,700 persons, including significant amounts of stock held in street name.

Item 3. Defaults Upon Senior Securities

In November 2002, the Company was notified by Merrill Lynch Business Financial Services ("MLBFS") that the Company was considered to be in default on the $500,000 line-of-credit, secured by inventory, that had matured on July 31, 2002.

On July 2, 2003, Merrill Lynch secured a judgment as a result of the default on the $500,000 line-of-credit. Subsequent to that, the Company has released its rights to Merrill Lynch of the $264,477 of escrowed cash that has been subject of the ongoing dispute between the Company and AMLSI. During September 2003, Merrill Lynch also received $20,750 from the final proceeds of the Plantation asset sale. On July 1, 2004 the U.S. FDA returned $116,337 of previously deposited funds to the Company. The funds were sent directly to Merrill Lynch and were applied to the Company's outstanding debt balance. During February 2005, when the remaining liability due Merrill Lynch was approximately $142,000, the debt was fully settled for a one-time cash payment of $100,000.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits
None.

(b)	Reports
None.



SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant, SurgiLight, Inc., caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 14, 2005
/s/ Timothy J. Shea
Timothy J. Shea, President, Chief Operating Officer, Secretary


/s/ Colette Cozean
Colette Cozean, Ph.D., CEO, Chairwoman, Board of Directors


/s/ Stuart Michelson
Stuart Michelson, Ph.D., CFO, Member Board of Directors


/s/ Daniel Valente
Daniel Valente, Vice Chairman, Board of Directors


/s/ Robert Freiberg
Robert Freiberg, Ph.D., Member Board of Directors


/s/ Ronald Higgins
Ronald Higgins, Member Board of Directors


/s/ Edward Tobin
Edward Tobin, Member Board of Directors




Certification of Principal Executive Officer and
Principal Financial Officer Pursuant to
18 U.S.C. 1350


In connection with the Form 10-QSB (the "Report") of SurgiLight, Inc. (the "Company") for the period ending March 31, 2005, I, Colette Cozean, CEO of the Company, certify that:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Company.


/s/ Colette Cozean, Ph.D.
[Name]
CEO
[Title]

Dated: 	May 14, 2005



Certification of Principal Executive Officer and
Principal Financial Officer Pursuant to
18 U.S.C. 1350


In connection with the Form 10-QSB (the "Report") of SurgiLight,
Inc. (the "Company") for the period ending March 31, 2005, I,
Stuart Michelson, Ph.D., CFO of the Company, certify that:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Company.


/s/ Stuart Michelson, Ph.D.
[Name]
CFO
[Title]

Dated: 	May 14, 2005




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

/s/  Colette Cozean, Ph.D.
CEO
Dated: 	May 14, 2005




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

/s/  Stuart Michelson, Ph.D.
CFO
Dated: 	May 14, 2005