Form 10QSB
period 2005-06-30
SURGILIGHT INC
filed 2005-08-22
CIK 1070289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005




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


Number of shares outstanding of common equity, as of August 14, 2005 was 55,911,958





SURGILIGHT CORPORATION

QUARTER ENDED JUNE 30, 2005

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements

Condensed Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004.

Condensed Statements of Operations for the three and six months ended June 30, 2005 and 2004 (unaudited).

Condensed Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004 (unaudited).

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

                                           SURGILIGHT, INC.
                                       CONDENSED BALANCE SHEETS

                                   ASSETS
                                                   June 30,    December 31,
                                                     2005          2004
                                                 -----------    ------------
                                                 (unaudited)
Current assets:
    Cash                                         $  745,891     $    2,815
    Accounts receivable trade, less
     allowances for doubtful accounts of $0         292,575        158,846
    Inventories                                     360,000        360,000
    Prepaid data collection fees                    115,000        152,500
    Employee advances                               136,724        139,224
    Prepaid expenses                                 87,001         67,544
                                                  ---------     ----------
       Total current assets                       1,737,191        880,929

Property and equipment, net of accumulated
    depreciation Of $22,733 and $20,809              14,558         16,482

Other assets:
    Long-term inventories                         4,108,653      4,124,008
    Intangible assets, net of accumulated
     amortization of $360,843 and $355,845          105,037        110,035
    Prepaid data collection fees                    217,000        217,000
                                                 ----------     ----------
       Total assets                              $6,182,439     $5,348,454
                                                 ==========     ==========

                    LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses-
     third parties                               $1,302,467     $1,546,892
    Accounts payable-related parties                968,602        978,768
    Customer deposits                               120,000        120,000
    Short-term debt                                 258,513        519,875
    Convertible debentures                           77,204         77,204
                                                 ----------     ----------
      Total current liabilities                   2,726,786      3,242,739

Long term debt, less current maturities              87,338        174,676

Debt to be converted into equity                  1,088,154      1,088,154

Commitments and Contingencies

Stockholders' equity:
    Preferred stock, $0.0001 par value;
     5,000,000 shares authorized; 47,000
     issued and outstanding                               6              6
    Common stock, $0.0001 par value;
     60,000,000 shares authorized; 55,911,958
     issued; 55,865,823 outstanding                   5,591          5,441
    Additional paid in capital                   11,511,958     11,467,108
    Treasury stock, 46,135 shares (at cost)        (202,095)      (202,095)
    Accumulated deficit                          (9,035,299)   (10,427,575)
                                                 ----------     ----------
      Total stockholders' equity                  2,280,161        842,885
                                                 ----------     ----------

      Total liabilities and stockholders'
       equity                                    $6,182,439     $5,348,454
                                                 ==========     ==========
See accompanying notes.

                                  SURGILIGHT, INC.
                    CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                                   Three Months Ended      Six Months Ended
                                   June 30,   June 30,   June 30,    June 30,
                                     2005       2004       2005        2004
                                  --------   --------    -------     -------
   Revenue:
      Sales of equipment        $  139,000  $  497,000  $  139,000  $1,477,000
      Licensing Fees                    -           -    1,900,000          -
      Other                        131,896      65,020     143,512      69,248
                                ----------  ----------  ----------  ----------
      Total Revenue                270,896     562,020   2,182,512   1,546,248
   Cost of Sales                    20,596     107,382      22,828     305,938
                                ----------  ----------  ----------  ----------
    Gross profit                   250,300     454,638   2,159,684   1,240,310

   Operating expenses:
      Salaries and benefits         84,323      96,317     153,567     211,657
      Advertising & marketing        4,866       2,612       4,866       5,444
      Administrative & other        66,508     107,417     112,818     242,992
      Professional fees            209,618     183,444     278,962     406,413
      Research and development      84,501      47,001     131,502      94,002
      Interest expense              39,075      43,375      78,772      89,895
      Depreciation                     962         978       1,924       1,956
      Amortization                   2,499       2,499       4,998       4,998
                                ----------  ----------  ----------  ----------
      Total operating expenses     492,352     483,643     767,409   1,057,357
                                ----------  ----------  ----------  ----------
   Income (loss) from operations  (242,052)    (29,005)  1,392,275     182,953
                                ----------  ----------  ----------  ----------
   Provision for (Benefit from)
     Corporate Tax
         Current                        -           -      473,374      54,601
         Deferred                       -           -     (473,374)    (54,601)
                                ----------  ----------  ----------  ----------
   Provision for income tax             -           -           -          -
                                ----------  ----------  ----------  ----------
      Net Income (loss)         $ (242,052) $  (29,005) $1,392,275  $  182,953
                                =========== =========== ==========  ==========

 Basic and diluted income
 (loss) per share: Income
 (loss) from continuing
  operations                       $(0.00)     $(0.00)      $0.03      $0.00
                                  --------    --------     -------    -------
        Net Income (loss           $(0.00)     $(0.00)      $0.03      $0.00
                                  ========    ========     =======    =======

Weighted average shares used
in calculating net income (loss)
per share - Basic              55,862,507   45,210,363  55,141,240  45,168,605

Weighted average shares used
in calculating net income (loss)
per share - Fully Diluted      55,862,507   45,210,363  55,141,240  45,168,605


See accompanying notes.

                                SURGILIGHT, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                    Three Months Ended       Six Months Ended
                                    June 30,   June 30,     June 30,  June 30,
                                      2005      2004         2005       2004
                                    --------  --------     -------    -------

Cash flows from operating
activities:
  Net income (loss)                $(242,052) $  (29,005) $1,392,275  $ 182,953
  Adjustments to reconcile net
   (loss) income to net cash
   (used) generated in operating
   activities:
      Depreciation                       962         978       1,924      1,956
      Amortization                     2,499       2,499       4,998      4,998
 (Increase) decrease in assets
  and liabilities
      Receivables                    (48,729)   (446,930)   (133,729)  (846,930)
      Inventories                     15,355     100,000      15,355    280,001
      Prepaid data coll. fees         37,500          -       37,500    (25,000)
      Employee advances               10,000     (17,377)      2,500    (63,797)
      Prepaid expenses               (19,457)     12,362     (19,457)   ( 6,303)
      Accounts payable & accrued
        expenses-third parties      (153,715)    279,732    (244,425)   618,887
      Accounts payable-related
       parties                       (56,699)     45,347     (10,165)    97,013
      Customer Deposits                   -       10,000          -    (290,000)
      Stock issued for service        45,000      18,000      45,000     18,000
                                   ----------  ----------  ---------- ----------
      Net cash generated by (used
       in) operating activities     (409,336)    (42,394)  1,091,776   ( 46,222)
                                   ----------  ---------- ----------- ----------

Cash flows from investing
activities:
  Purchases of equipment                  -           -           -          -
                                   ----------  ---------- ----------- ----------
      Net cash used in
         investing activities             -           -           -          -
                                   ----------  ---------- ----------- ----------

Cash flows from financing
activities:
  Repayment of debt                 (266,700)         -     (348,700)        -
                                   ----------   --------- ----------- ----------
      Net cash provided by (used
        in) financing activities    (266,700)         -     (348,700)        -
                                   ----------  ---------- ----------- ----------
Net increase (decrease) in cash     (676,036)    (24,394)    743,076    (28,000)

Cash beginning of period           1,421,927      27,592       2,815     31,420
                                   ----------  ---------- ----------- ----------

Cash end of period                 $ 745,891   $   3,198  $  745,891  $   3,198
                                   ==========  ========== =========== ==========

See accompanying notes.


                                        SURGILIGHT, INC.
                    CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                            For the Three Months Ended June 30, 2005
                                                                   Additional
                               Preferred Stock     Common Stock      Paid-In
                                Shares  Amount   Shares   Amount     Capital
                              --------- ------ ---------  -------  ----------
Balances at March 31, 2005      47,000    $6  54,411,958 $5,441  $11,467,108

Issuance of stock                   -      -   1,500,000    150       44,850

Net loss                            -      -          -      -            -
                                ------    --  ---------- ------  -----------

Balances at June 30, 2005       47,000    $6  55,911,958 $5,591  $11,511,958
                                ======    ==  ========== ======  ===========

See accompanying notes.


                                        SURGILIGHT, INC.
                    CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                            For the Three Months Ended June 30, 2005
                                                         Total
                               Treasury      Accum.  Stockholders
                                 Stock      Deficit     Equity
                              --------    ---------- ------------
Balances at March 31, 2005    $(202,095) $(8,793,247) $2,477,213

Issuance of stock                    -            -       45,000

Net loss                             -      (242,052)   (242,052)
                              ---------- ------------ ----------

Balances at June 30, 2005     $(202,095) $(9,035,299) $2,280,161
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

Mr. Miano has filed litigation against us originally alleging a breach of contract for our alleged failure to provide up to $1 million of working capital (see note 3 - Legal Proceedings). This dispute could affect our ability to control AMLSI if found to have merit as Mr. Miano claims, as a result of the dispute, that he owns 55% of AMLSI. In addition, Mr. Miano has claimed that J.T. Lin, the founder, fraudulently induced him into signing the first contract. We, based on advice of legal counsel, believe that AMLSI is a wholly owned subsidiary and, accordingly have consolidated the accounts of AMLSI in our previous financial statements. There can be no guarantee we will prevail on the dispute. At December 31, 2002 Mr. Miano ceased any business operations of AMLSI and transferred the existing assets to a newly formed entity without our consent or knowledge. To the best of our knowledge, the remaining asset of AMLSI at that date was as follows: Cash - escrowed account, $264,477. This cash was subsequently paid to Merrill Lynch as a partial payment against our line-of-credit obligation. We are not aware of any liabilities for which we are responsible. In January 2004, we filed suit seeking recovery of the value of the assets transferred plus additional statutory damages. In February 2004, Miano revised his claims and added certain officers and directors of SurgiLight to the litigation. During August 2005, the Company and Miano have agreed in principle to settle the matter by Miano paying the Company approximately $212,500 over the next two years. In return, SurgiLight will return all AMLSI stock in its control to Miano and AMLSI.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 1 to the financial statements in the 10-KSB filed for the period ended December 31, 2004, the Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. These matters, among other things, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans related to these matters are also discussed in that related Note 1.These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On January 7, 2004 the SEC notified SurgiLight that Dr. Lin's conviction would cover all of the shareholder losses except
$106,354. This amount would need to be obtained from the other defendant's including SurgiLight. For the year ended December 31, 2003, while SurgiLight was in discussions with the SEC on the terms of a settlement and seeking relief from these damages, it had recorded this amount as potential monies owed. During
December 2004, SurgiLight entered into a settlement agreement with the SEC forgiving that liability in full and thus has removed the $106,354 obligation from its financial statements at December 31, 2004. On April 4, 2005, the SEC entered final judgments in a civil action against J.T. Lin, Aaron Tsai and SurgiLight. The Final Judgment as to SurgiLight, to which SurgiLight consented without admitting or denying the Commission's allegations, enjoins SurgiLight from violating Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Rule 10b-5 thereunder, and Sections 5(a),
5(c) and 17(a) of the Securities Act of 1933 ("Securities Act").

3.  Legal Proceedings

Paul Miano - Advanced Medical Laser Services, Inc. ("AMLSI") and
Paul Miano ("Miano") filed a lawsuit against us on September 26, 2001, in Broward County, later moved to Orange County, alleging breach of contract for our alleged failure to finance up to $1,000,000 of working capital.

This dispute could affect our ability to control AMLSI if found to have merit as Miano claims, as a result of the dispute, that he owns 55% of AMLSI. In addition, Mr. Miano has claimed that J.T. Lin, the founder, fraudulently induced him into signing the first contract. We, based on advice of legal counsel, believe that AMLSI is a wholly owned subsidiary and, accordingly have consolidated the accounts of AMLSI in our previous financial statements. There can be no guarantee we will prevail on the dispute. At December 31, 2002 Mr. Miano ceased any business operations of AMLSI and transferred the existing assets to a newly formed entity without our consent or knowledge. To the best of our knowledge, the remaining asset of AMLSI at that date was as follows: Cash - escrowed account, $264,477. This cash was subsequently paid to Merrill Lynch as a partial payment against our line-of-credit obligation. We are not aware of any liabilities for which we are responsible. In January 2004, we filed suit seeking recovery of the value of the assets transferred plus additional statutory damages. In February 2004, Miano revised his claims and added certain officers and directors of SurgiLight to the litigation.

During August 2005, the Company and Miano have agreed in principle to settle the matter by Miano paying the Company approximately
$212,500 over the next two years. In return, SurgiLight will return all AMLSI stock in its control to Miano and AMLSI.

Raul Arevalo - On April 21, 2005, the Company received a personal injury complaint from Raul Arevalo, claiming damages in excess of $50,000 for injuries caused to his eyes in May 1997 by an excimer laser allegedly manufactured and sold by J.T. Lin and Photon Data, the predecessor to SurgiLight. The Company and its counsel have not yet had time to evaluate this claim.

Global Emerging Markets - In June 2004, Global Emerging Markets
(GEM) filed a lawsuit and a request for a preliminary injunction in New York against SurgiLight and certain of its officers and directors, to require the Company, among other things, to issue
GEM additional shares under its convertible debenture, which the Company is unable to accommodate until additional shares are authorized by the shareholders. The preliminary injunction request was dismissed. GEM has recently filed a summary judgment motion to separate the note from the agreement between the parties, so that they can demand payment on the note. The Company, and its counsel, believe that the note may only be converted into shares per the agreement.

4.  Stockholders' Equity

Stock Options - At June 30, 2005, the Company has two stock option plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                     Six Months Ended June 30
                                         2005          2004
                                      ----------   -----------
Net gain, as reported                 $1,429,775   $   182,953

Deduct: Total stock-based
compensationexpense determined
under fairvalue based method for
all awards,net of related tax
effects.                                    (525)        (417)

Net income (loss), pro forma          $ 1,429,250  $   182,536

Income (loss) per share:
   Basic and Diluted - as reported    $     0.026   $   0.004
   Basic and Diluted - pro forma      $     0.030   $   0.004


5.  Related Party Transactions

Premier Laser Systems - On May 18, 2005, the Company entered into an agreement with Premier to settle the $175,000 debt balance remaining from the purchase of Premier's ophthalmic laser product line in December 2001. The $100,000 settlement payment was made at that time.

In November 2000, the Company entered into a consulting agreement with Dr. Cozean. Currently, the Company agreed to pay her as CEO and a regulatory consultant at a rate of $13,500 per month and issue her options each month for 3,500 shares at a 10% discount off of fair market value in exchange for her services.

Sale of Excimer Laser Systems - In February 2002, the Company signed an agreement with TAO Enterprises, an entity owned by Dr. J. T. Lin, who is a significant shareholder and who was also an employee and director of the Company, to sell to TAO all of the assets and business of the Company's international laser surgery centers and corresponding Excimer laser technologies. This sale included the assumption by TAO of the obligations under the FDA consent decree, as those obligations relate solely to Excimer and UV laser technologies for corneal shaping and not the Company's current technology focus on Infrared lasers to treat Presbyopia. TAO agreed to pay $332,000 for the assets, with an additional $50,000 to be based on clinical fees. At December 31, 2002, the Company had written off as uncollectible the $158,000 remaining on the agreement.

Directors' Loans and accounts payable and accrued expenses - The Company's balance as of June 30, 2005 to CEO Colette Cozean is $727,734 (which includes accrued interest of $83,067) and is recorded in accounts payable. The Company's balance as of June 30, 2005 to CFO Stuart Michelson is $102,883 (which includes accrued interest of $3,383) and is also recorded in accounts payable. The balances at December 31, 2004 for the CEO and CFO were $725,234 and $86,283 respectively. The Company's balance as of June 30, 2005 to President/COO Timothy Shea is $137,985 (which includes accrued expenses of $23,859 and accrued salary of $114,126). Current year payments to CEO Cozean and President/COO Shea amounted to $97,500 and $78,750, respectively.

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

Royalties - For the years ended December 31, 2004 and 2003 and the quarter ended June 30, 2005 for the 2005 year, royalties were accrued for the benefit of J.T. Lin, a former employee and director of the Company, in the amounts of $16,966, $13,319 and $3,091, respectively. Dr. Lin receives a royalty of 2.5% of the net revenues generated over the life of the patents.

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

6.  Inventories

The components of inventories at June 30, 2005 and December
31, 2004 are summarized as follows:
                                June 30,      December 31,
                                  2005            2004
                               ----------     ------------
         Raw Materials         $1,650,704       $1,650,704
         Work in Progress         299,175          299,175
         Finished Goods         2,518,774        2,534,129
                               ----------       ----------
         Total Inventory       $4,468,653       $4,484,008
                               ==========       ==========

Management has reclassified $4,108,653 of the Company's inventory to long-term assets in the accompanying balance sheets to reflect inventory to be consumed beyond the current operating cycle.

7.  Income Tax Provision

The Company has net operating loss carryforwards from prior year operations. Income taxes are provided for the tax effects of transactions reported in the financial statements for the six month periods ending June 30, 2005 and 2004. The current period tax expense, calculated using the current IRS tax rates, has been totally offset by the tax benefit of the operating loss carryforwards.

8.  Subsequent Event

Legal Proceedings - see Note 3. During August 2005, the Company and Miano have agreed in principle to settle the matter by Miano paying the Company approximately $212,500 over the next two years.


Item 2. Management's Discussion and Analysis or Plan of Operation.

The Management's Discussion and Analysis of the Financial Condition and Results of Operations reviews past performance and, where appropriate, states expectations about future activities in forward-looking statements. Future results may differ from expectations.

Operating Highlights:

Revenues - Revenues from equipment sales for the quarter ended
June 30, 2005 (2005 Quarter) decreased 72% to $139,000 from $497,000 for the quarter ended June 30, 2004 (2004 Quarter) and decreased 91% to $139,000 from $1,477,000 for the six-month period ending June 30, 2005 (2005 Period) compared to the six-month period ending June 30, 2004 (2004 Period). The 2005 Quarter decrease in revenue is due to decreased international sales of the OptiVision Laser.

Total revenues for the quarter ended June 30, 2005 (2005 Quarter) decreased 52% to $270,896 from $562,020 from the quarter ended June 30, 2004 (2004 Quarter) but increased 41% to $2,182,512 from
$1,546,248 for the six-month period ending June 30, 2005 (2005 Period) compared to the six-month period ending June 30, 2004 (2004 Period) . The 2005 Quarter decrease was due to decreased international sales of the OptiVision Laser and the 2005 Period increase was due to the Company granting a license to the Presbyopia and related patents to Biolase, Inc. to allow Biolase to develop and clinically test their own product prior to bringing it to market. During the 2005 Period, Biolase had paid $1,800,000 of the $2,000,000 license fee.

Salaries & Benefits - Expenses decreased 12% to $84,323 for the 2005 Quarter as compared to $96,317 for the 2004 Quarter and decreased 27% to $153,567 from $211,657 for the six-month period ending June 30, 2005 (2005 Period) compared to the six-month period ending June 30, 2004 (2004 Period). The decreases were due to the reduction personnel staffing. The reductions were offset by an increase in commissions due on revenue collections.

Advertising and Selling - Expenses increased 86% to $4,866 for the 2005 Quarter as compared to $2,612 for the 2004 Quarter and decreased 11% to $4,866 from $5,444 for the six-month period ending June 30, 2005 (2005 Period) compared to the six-month period ending June 30, 2004 (2004 Period). It is anticipated that these expenses will increase as the Company attends tradeshows and revises its trade literature to reflect results from the increased clinical activity as revenue collections begin to recover, thus allowing more funding for these expenses.

Administrative and Other - Expenses decreased 38% to $66,508 for the 2005 Quarter as compared to $107,417 for the 2004 Quarter and decreased 54% to $112,818 from $242,992 for the six-month period ending June 30, 2005 (2005 Period) compared to the six-month period ending June 30, 2004 (2004 Period). The decreases were due to the lower level of activity in accounts such as freight and supplies and the expiration at June 30, 2004 of the Plantation Laser Center rent expense.

Professional Fees - Expenses increased 14% to $209,618 for the 2005 Quarter as compared to $183,444 for the 2004 Quarter and decreased 31% to $278,962 from $406,413 for the six-month period ending June 30, 2005 (2005 Period) compared to the six-month period ending
June 30, 2004 (2004 Period). These overall 2005 Period decrease is attributed to a lower level of legal services associated with FDA regulatory matters, patent legal billings, and international patent filing fees.

Research and development - Expenses increased 80% to $84,501 for the 2005 Quarter as compared to $47,001 for the 2004 Quarter and increased 40% to $131,502 from $94,002 for the six-month period ending June 30, 2005 (2005 Period) compared to the six-month period ending June 30, 2004 (2004 Period). These overall increases are attributed to the amortization of prepaid data collection as the clinical procedures are performed.
Allocations for payroll and consultant expenses have remained unchanged over these periods.

Interest Expense - Interest expense decreased 10% to $39,075 for the 2005 Quarter as compared to $43,375 for the 2004 Quarter and decreased 12% to $78,772 from $89,895 for the six-month period ending June 30, 2005 (2005 Period) compared to the six-month period ending June 30, 2004 (2004 Period). The decreases were due to the principal settlements and progress payments made on the Company's debt obligations.

Depreciation and Amortization - Expenses decreased to $3,461 for the 2005 Quarter as compared to $3,477 for the 2004 Quarter and decreased to $6,922 from $6,954 for the six-month period ending June 30, 2005 (2005 Period) compared to the six-month period ending June 30, 2004 (2004 Period). The Company has placed no depreciable or amortizable assets in service over these periods.

Total Operating Expenses - In summary, expenses increased 2% to $492,352 for the 2005 Quarter as compared to $483,643 for the 2005 Quarter and decreased 27% to $767,409 from $1,057,357 for the six-month period ending June 30, 2005 (2005 Period) compared to the six-month period ending June 30, 2004 (2004 Period). The Company has controlled its administrative, marketing, and payroll expenses while continuing to fund legal expenses for operational, regulatory and patent matters.

Net Income (Loss) from Continuing Operations - The net loss from continuing operations for the 2005 Quarter was $(242,052) or (0.00) cents per share as compared to a net loss of $(29,005)
 or (0.00) cents per share for the 2004 Quarter. The unfavorable variance is a direct result of the decrease in international sales that was partially offset by an overall reduction in operating expenses.

Liquidity and Capital Resources

As of June 30, 2005, the Company had a bank balance of $745,891 and a working capital deficit of $(989,595) as compared to a cash balance of $2,815 and a working capital deficit of $(2,361,810) at December 31, 2004. While possessing significant cash reserves at June 30, 2005, the Company remains constrained by a lower level of international sales than was forecasted.

The Company's future capital requirements will depend on many factors,the scope and results of pre-clinical studies and pre-clinical trials, the cost and timing of regulatory approvals, research and development activities, establishment of manufacturing capacity, and the stablishment of the marketing and sales organizations and other relationships, acquisitions or divestitures, which may either involve cash infusions or require additional cash. There is no guarantee that without additional revenue or financing, the Company will be able to meet its future working capital needs.

The Company has liquidity problems which compromises its ability to pay principal and interest on debt and other current operating expenses in a timely manner. The Company is seeking additional sources of financing, which may include short-term debt, long-term debt or equity.There is no assurance that the Company will be successful in raising additional capital. During February 2005, the Company generated $1,800,000 in funds from the $2 million license agreement completed with Biolase. The Company is also continuing to negotiate with many of its vendors to settle those liabilities with lower payments.

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

Substantial Indebtedness

We have a substantial amount of indebtedness. As of June 30, 2005 the total indebtedness was $3,902,278 (including accounts payable and accrued expenses of $2,271,069, convertible debentures of $77,204, and notes payable comprised of $88,200 in loans from shareholders, $257,651 in payments for legal services, customers deposits of $120,000 and the $1,088,154 remaining from the GEM convertible debenture conversion). The GEM note payable will be satisfied with an equity issuance when the Board of Directors and shareholders authorize additional common stock.

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

Our ability to pay principal and interest on the indebtedness and to satisfy the other debt obligations will depend upon the future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control, as well as the availability to obtain additional sources of capital. If we are unable to service the indebtedness, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. There is no assurance that we can affect any of these remedies on satisfactory terms.

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

As of June 30, 2005, approximately 55,911,958 shares of common stock, 2,937,616 stock options, and 3,572,222 warrants were outstanding. Furthermore, we may issue additional options for up to an additional
1.8 million shares of common stock pursuant to the 2002 Stock Option Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

Our Common Stock Has Experienced In The Past, And Is Expected To
Experience In The Future, Significant Price And Volume Volatility, Which Substantially Increases The Risk Of Loss To Persons Owning the Common Stock.

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

Our founder, J.T. Lin, Ph.D., has continued to file patent applications for Presbyopia that are assigned by agreement to the Company. However, he refuses to sign required prosecution documents, claims ownership of certain of these patents and consequently, in some cases, these patents are being abandoned. These abandonments can negatively impact the strength of the Company's patent position unless the Company can get said patents reinstated once the required documents have been executed by Dr. Lin. Dr. Lin claims that he failed to sign the documentation due to SurgiLight's failure to pay his royalties, but, in fact, he began these actions immediately upon completion of his Assignment Agreement with the Company.

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

However, at the present time, our inventory consists primarily of the lasers and other equipment purchased from Premier. It is our belief that both the book value transferred and the current market value of the inventory has not undergone obsolescence as the inventory continues to meet the criteria established to perform the surgical routines that comprise our business focus and market. However, we only have enough inventory on hand to sustain operations for an estimated two to six years. After such time, we will need to reevaluate the existing technology and may need to alter its operations to remain competitive in the industry.

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


ITEM 3. Controls and Procedures

SurgiLight management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There have been no significant changes in internal controls over financial reporting (as defined in Rule 13a-15(f)) during the three months ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During August 2005, the Company and Miano have agreed in principle to settle the matter by Miano paying the Company approximately $212,500 over the next two years. In return, SurgiLight will return all AMLSI stock in its control to Miano and AMLSI.

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

Item 2. Changes in Securities

As of June 30, 2005, approximately 55,911,958 shares of common stock, 2,937,616 stock options, and 3,572,222 warrants were outstanding, and, as far as we can determine, were held of record by approximately 1,700 persons, including significant amounts of stock held in street name.

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

Date: August 22, 2005
/s/ Timothy J. Shea
Timothy J. Shea, President, Chief Operating Officer, Secretary


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


/s/ Daniel Valente
Daniel Valente, Vice Chairman, Board of Directors


/s/ Robert Freiberg
Robert Freiberg, Ph.D., Member Board of Directors


/s/ Ronald Higgins
Ronald Higgins, Member Board of Directors


/s/ Edward Tobin
Edward Tobin, Member Board of Directors






CERTIFICATION PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Colette Cozean, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, that the Quarterly Report of SurgiLight, Incorporated on Form 10-Q for the quarterly period ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents in all material respects the financial condition and results of operations of SurgiLight, Incorporated.

/s/ Colette Cozean
Colette Cozean
Chief Executive Officer
August 22, 2005


I, Stuart Michelson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, that the Quarterly Report of SurgiLight, Incorporated on Form 10-Q for the quarterly period ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents in all material respects the financial condition and results of operations of SurgiLight, Incorporated.

/s/ Stuart Michelson
Stuart Michelson
Chief Financial Officer
August 22, 2005



CERTIFICATION

I, Colette Cozean, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SurgiLight, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting
(as defined in Exchange Act Rules 13a-15(f) and 15d-(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors
(or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Colette Cozean
Colette Cozean
Chief Executive Officer
August 22, 2005


CERTIFICATION

I, Stuart Michelson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SurgiLight, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting
(as defined in Exchange Act Rules 13a-15(f) and 15d-(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors
(or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Stuart Michelson
Stuart Michelson
Chief Financial Officer
August 22, 2005