Form 10QSB
period 2005-09-30
SURGILIGHT INC
filed 2005-11-14
CIK 1070289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005




Commission file number  0-24897

SurgiLight, Inc.
(Exact name of small business issuer as specified in its charter)

Florida
(State or other jurisdiction of incorporation or organization)
35-1990562
(IRS Employer Identification No.)

2100 Alafaya Trail, Suite 600, Orlando, FL 32826
(Address of principal executive offices)

(407) 482-4555
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [X]   No [  ]

Number of shares outstanding of common equity, as of November 11, 2005 was 55,721,808





SURGILIGHT CORPORATION

QUARTER ENDED SEPTEMBER 30, 2005

INDEX


PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements

Condensed Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004.

Condensed Statements of Operations for the three and nine months
Ended September 30, 2005 and 2004 (unaudited).

Condensed Statements of Cash Flows for the three and nine months
Ended September 30, 2005 and 2004 (unaudited).

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

                                           SURGILIGHT, INC.
                                  CONDENSED BALANCE SHEETS


                                   ASSETS
                                                                September 30,  December 31,
                                                                    2005          2004
                                                                -----------    ------------
                                                                (unaudited)
Current assets:
    Cash                                                        $  475,490     $    2,815
    Accounts receivable trade, less allowances for
       doubtful accounts of $0                                     162,575        158,846
    Inventories                                                    360,000        360,000
    Prepaid data collection fees                                   115,000        152,500
    Employee advances                                              140,424        139,224
    Prepaid expenses                                                90,881         67,544
                                                                 ---------     ----------
       Total current assets                                      1,344,370        880,929

Property and equipment, net of accumulated depreciation
    of $23,818 and $20,809                                          28,393         16,482

Other assets:
    Long-term inventories                                        4,108,653      4,124,008
    Intangible assets, net of accumulated amortization
       of $363,342 and $355,845                                    102,538        110,035
    Prepaid data collection fees                                   217,000        217,000
                                                                ----------     ----------
       Total assets                                             $5,800,954     $5,348,454
                                                                ==========     ==========

                    LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses - third parties       $1,449,604     $1,546,892
    Accounts payable - related parties                             984,365        978,768
    Customer deposits                                              120,000        120,000
    Short-term debt                                                264,570        519,875
    Convertible debentures                                          77,204         77,204
                                                                ----------     ----------
      Total current liabilities                                  2,895,743      3,242,739

Long term debt, less current maturities                             87,338        174,676

Debt to be converted into equity                                 1,088,154      1,088,154

Commitments and Contingencies

Stockholders' equity:
    Preferred stock, $0.0001 par value; 5,000,000 shares
     authorized; 47,000 issued and outstanding                           6              6
    Common stock, $0.0001 par value; 60,000,000 shares
     authorized; 55,958,093 issued; 55,721,808 outstanding           5,591          5,441
    Additional paid in capital                                  11,511,958     11,467,108
    Treasury stock, 236,285 shares (at cost)                      (206,095)      (202,095)
    Accumulated deficit                                         (9,581,741)   (10,427,575)
                                                                ----------     ----------
      Total stockholders' equity                                 1,729,719        842,885
                                                                ----------     ----------
      Total liabilities and stockholders' equity                $5,800,954     $5,348,454
                                                                ==========     ==========

See accompanying notes.


                               SURGILIGHT, INC.
                    CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                          Three Months Ended          Nine Months Ended
                                               Sept. 30,   Sept. 30,     Sept. 30,    Sept. 30,
                                                  2005        2004         2005         2004
                                                --------   --------      --------     --------
     Revenue:
        Sales of equipment                   $       -   $       -     $  139,000   $1,477,000
        Licensing Fees                               -           -      1,900,000           -
        Other                                   124,534     122,850       268,047      192,098
                                             ----------- -----------   -----------  -----------
        Total Revenue                           124,534     122,850     2,307,047    1,669,098
     Cost of Sales                                  171       6,585        23,000      312,523
                                             ----------- -----------   -----------  -----------
        Gross profit                            124,363     116,265     2,284,047    1,356,575

     Operating expenses:
        Salaries and benefits                    99,943     101,221       253,510      312,878
        Advertising and selling                   1,023          -          5,889        5,444
        Administrative and other                221,733     618,441       334,552      861,432
        Professional fees                       252,387     177,867       531,349      584,280
        Research and development                 47,001      47,001       178,503      141,003
        Interest expense                         45,134      49,834       123,906      139,729
        Depreciation and amortization             3,584       3,477        10,506       10,431
                                             ----------- -----------   -----------  -----------
        Total operating expenses                670,805     997,841     1,438,215    2,055,197
                                             ----------- -----------   -----------  -----------
     Income (loss) from operations             (546,442)   (881,576)      845,832     (698,622)
                                             -----------  ----------   -----------  -----------
     Provision for (Benefit from)
       Corporate Tax
           Current                                   -           -        296,041           -
           Deferred                                  -           -       (296,041)          -
                                             -----------  ----------   -----------  -----------
     Provision for income tax                        -           -             -            -
                                             -----------  ----------   -----------  -----------
        Net Income (loss)                    $ (546,442) $ (881,576)   $  845,832   $ (698,622)
                                             =========== ===========   ===========  ===========

 Basic and diluted income (loss) per share:
  Income (loss) from continuing operations      $(0.01)     $(0.02)       $ 0.02       $(0.02)
                                               --------    --------      -------      --------
         Net Income (loss)                      $(0.01)     $(0.02)       $ 0.02       $(0.02)
                                               ========    ========      =======      ========

Weighted average shares used in calculating
 net income (loss) per share - Basic          54,349,953  52,246,133   55,380,073   47,553,126
;
Weighted average shares used in calculating
 net income (loss) per share - Fully Diluted  54,349,953  52,246,133   55,380,073   47,553,126

See accompanying notes.




                                SURGILIGHT, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                              Three Months Ended        Nine Months Ended
                                             Sept. 30,  Sept. 30,    Sept. 30,    Sept. 30,
                                                2005      2004         2005         2004
                                             --------  --------       -------     -------

Cash flows from operating activities:
  Net income (loss)                         $(546,442)  $ (881,576)   $  845,832  $(698,622)
  Adjustments to reconcile net (loss) income
  to net cash (used) generated in
  operating activities:
      Depreciation                              1,085          978         3,009      2,934
      Amortization                              2,499        2,499         7,497      7,497
      Stock issued for services                    -       494,295        45,000    512,294
      Provision for bad debt                  130,000      425,000       130,000    425,000
 (Increase) decrease in assets
  and liabilities
      Receivables                                  -         8,930      (133,728)  (838,000)
      Inventories                                  -            -         15,355    280,001
      Prepaid data collection fees                 -            -         37,500    (25,000)
      Employee advances                        (3,700)      (6,000)       (1,200)   (69,796)
      Prepaid expenses                         (3,880)     (35,880)      (23,337)   (42,183)
      Accounts payable & accrued
        expenses-third parties                147,137      316,243       (97,288)   922,530
      Accounts payable-related parties         15,763      163,678         5,598    273,290
      Customer Deposits                            -        (1,100)           -    (291,100)
                                            ----------  -----------   ----------- ----------
      Net cash generated by (used in)
      operating activities                   (257,538)     487,067       834,238    458,845
                                            ----------  -----------   ----------- ----------

Cash flows from investing activities:
  Purchases of equipment                      (14,920)          -        (14,920)        -
                                            ----------  -----------   ----------- ----------
      Net cash used in
         investing activities                 (14,920)          -        (14,920)        -
                                            ----------  -----------   ----------- ----------

Cash flows from financing activities:
  Repayment of debt                                -      (116,337)     (348,700)  (116,337)
  Proceeds from loans                           6,057        8,800         6,057      8,800
  Conversion of debenture                          -      (378,000)           -    (378,000)
  Treasury stock purchase                      (4,000)          -         (4,000)        -
                                            ----------   ----------   ----------- ----------
      Net cash provided by (used in)
        financing activities                    2,057     (485,537)     (346,643)  (485,537)
                                            ----------  -----------   ----------- ----------
Net increase (decrease) in cash              (270,401)       1,530       472,675    (26,692)

Cash beginning of period                      745,891        3,198         2,815     31,420
                                            ----------  -----------   ----------- ----------

Cash end of period                          $ 475,490   $    4,728    $  475,490  $   4,728
                                            ==========  ===========   =========== ==========

Supplemental disclosure:

Cash paid during the period for interest    $      -    $       -     $       -   $      -
                                            ==========  ===========   =========== ==========

See accompanying notes.



                              SURGILIGHT, INC.
          CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
              For the Three Months Ended September 30, 2005

                                                                   Additional
                               Preferred Stock     Common Stock      Paid-In
                                Shares  Amount   Shares   Amount     Capital
                              --------- ------ ---------  -------  ----------
Balances at June 30, 2005       47,000    $6  55,911,958 $5,591  $11,511,958

Treasury stock purchase             -      -    (190,150)    -            -

Net loss                            -      -          -      -            -
                                ------    --  ---------- ------  -----------

Balances at
   September 30, 2005           47,000    $6  55,721,808 $5,591  $11,511,958
                                ======    ==  ========== ======  ===========

See accompanying notes.





                                        SURGILIGHT, INC.
                    CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                            For the Three Months Ended September 30, 2005

                                                         Total
                                  Treasury     Accum.  Stockholders
                                   Stock     Deficit     Equity
                                  --------   ---------- -----------
Balances at June 30, 2005        $(202,095)$( 9,035,299)$ 2,280,161

Treasury stock purchase           (  4,000)                (  4,000)

Net loss                                -      (546,442)   (546,442)
                                   ---------- ------------ ----------

Balances at
   September 30, 2005            $(206,095) $(9,581,741) $1,729,719
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

Mr. Miano had filed litigation against us originally alleging a breach of contract for our alleged failure to provide up to $1 million of working capital (see note 3 - Legal Proceedings). In addition, Mr. Miano has claimed that J.T. Lin, the founder, fraudulently induced him into signing the first contract. We, based on advice of legal counsel, believed that AMLSI was a wholly owned subsidiary and, accordingly had consolidated the accounts of AMLSI in our previous financial statements. At December 31, 2002 Mr. Miano ceased any business operations of AMLSI and transferred the existing assets to a newly formed entity without our consent or knowledge. To the best of our knowledge, the remaining asset of AMLSI at that date was as follows: Cash - escrowed account, $264,477. This cash was subsequently paid to Merrill Lynch as a partial payment against our line-of-credit obligation. In January 2004, we filed suit seeking recovery of the value of the assets transferred plus additional statutory damages. In February 2004, Miano revised his claims and added certain officers and directors of SurgiLight to the litigation. During August 2005, the Company and Miano agreed to settle the matter by Miano paying the Company approximately $212,500 over the next two years. The Company has recorded revenue of $100,000 in the quarterly financial statements ending September 30, 2005 from the receipt of Miano's first of three annual settlement payments. The Company will record additional settlement revenue as the remaining installment payments are received. As part of the settlement, the Company purchased back from Miano 190,150 of its common shares, which have been recorded as treasury stock.

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

During August 2005, the Company and Miano agreed to settle the matter by Miano paying the Company approximately $212,500 over the next two years. The Company has recorded revenue of $100,000 in the quarterly financial statements ending September 30, 2005 from the receipt of Miano's first of three annual settlement payments. The Company will record additional settlement revenue as the remaining installment payments are received. As part of the settlement, the Company purchased back from Miano 190,150 of its common shares, which have been recorded as treasury stock.

Raul Arevalo - On April 21, 2005, the Company received a personal injury complaint from Raul Arevalo, claiming damages in excess of $50,000 for injuries caused to his eyes in May 1997 by an excimer laser allegedly manufactured and sold by J.T. Lin and Photon Data, the predecessor to SurgiLight. The Company and its counsel are vigorously defending against this claim.

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

The Company filed litigation in September 2005 in Orange County, FL seeking an order from the court to confirm that certain patents naming J.T. Lin as inventor are owned by SurgiLight per the Proprietary Information and Inventions Agreement signed by J.T. Lin during his employment with SurgiLight and requiring J.T. Lin to sign the paperwork required for the Company to prosecute said patents. In addition, the Company seeks payment of a debt owed by TAO Medical to SurgiLight in excess of $150,000.

4.	Stockholders' Equity
Stock Options - At September 30, 2005, the Company has two stock option plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price not less than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
                                        Nine Months Ended September 30
                                             2005          2004
                                          ----------   -----------
Net gain, as reported                     $  845,832   $  (698,622)

Deduct: Total stock-based compensation
expense determined under fair
value based method for all awards,
net of related tax effects.                     (510)        (417)

Net income (loss), pro forma              $   845,322  $  (699,039)

Income (loss) per share:
   Basic and Diluted - as reported        $     0.02    $   (0.02)
   Basic and Diluted - pro forma          $     0.02    $   (0.02)


5.	Related Party Transactions
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

Directors' Loans and accounts payable and accrued expenses - The Company's balance as of September 30, 2005 to CEO Colette Cozean is $760,744 (which includes accrued interest of $90,567) and is recorded in accounts payable.
The Company's balance as of September 30, 2005 to CFO Stuart Michelson is $110,683 (which includes accrued interest of $3,683) and is also recorded in accounts payable. The balances at December 31, 2004 for the CEO and CFO were $725,234 and $86,283 respectively. The Company's balance as of September 30, 2005 to President/COO Timothy Shea is $138,448 (which includes accrued expenses of $24,323 and accrued salary of $114,126). Current year payments to CEO Cozean and President/COO Shea amounted to $138,000 and $112,500, respectively.

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

Royalties - For the years ended December 31, 2004 and 2003 and the quarter ended September 30, 2005 for the 2005 year, royalties were accrued for the benefit of J.T. Lin, a former employee and director of the Company, in the amounts of $16,966, $13,319 and $0, respectively. Dr. Lin receives a royalty of 2.5% of the net revenues generated over the life of the patents.

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

6.	Inventories
The components of inventories at September 30, 2005 and December 31, 2004 are summarized as follows:

				September 30,	   December 31,
			           2005		      2004
                               -------------       ------------
Raw materials		         $ 1,650,704	    $ 1,650,704
Work in progress		     299,175	        299,175
Finished goods			   2,518,774	      2,534,129
                               -------------       ------------
				 $ 4,468,653	    $ 4,484,008
                               =============       ============

Management has reclassified $4,108,653 of the Company's inventory to long-term assets in the accompanying balance sheets to reflect inventory to be consumed beyond the current operating cycle.

7.	Income Tax Provision
The Company has net operating loss carryforwards from prior year operations. Income taxes are provided for the tax effects of transactions reported in the financial statements for the nine-month periods ending September 30, 2005 and 2004. The current period tax expense, calculated using the current IRS tax rates, has been totally offset by the tax benefit of the operating loss carryforwards.

8.	Lease Obligation
Effective September 1, 2005 the Company entered into a new six-year lease agreement with its existing landlord for office space. Future minimum payments under the non-cancelable operating lease are approximated as follows:
	Lease Year 1	$55,168
	Lease Year 2	$57,099
	Lease Year 3	$59,097
	Lease Year 4	$61,166
	Lease Year 5	$63,307
	Lease Year 6	$65,522


Item 2. Management's Discussion and Analysis or Plan of Operation.

The Management's Discussion and Analysis of the Financial Condition and Results of Operations reviews past performance and, where appropriate, states expectations about future activities in forward-looking statements. Future results may differ from expectations.

Operating Highlights:

Revenues - Revenues from equipment sales for the quarter ended September 30, 2005 (2005 Quarter) did not change from the quarter ended September 30, 2004 (2004 Quarter) and decreased 91% to $139,000 from $1,477,000 for the nine-month period ending September 30, 2005 (2005 Period) compared to the nine-month period ending September 30, 2004 (2004 Period).

Total revenues for the quarter ended September 30, 2005 (2005 Quarter) increased 1% to $124,534 from $122,850 from the quarter ended September 30, 2004 (2004 Quarter) but increased 38% to $2,307,047 from $1,669,098 for the nine-month period ending September 30, 2005 (2005 Period) compared to the nine-month period ending September 30, 2004 (2004 Period). The 2005 Period increase was due to the Company granting a license to the Presbyopia and related patents to Biolase, Inc. to allow Biolase to develop and clinically test their own product prior to bringing it to market. During the 2005 Period, Biolase had paid $1,800,000 of the $2,000,000 license fee.

Salaries & Benefits - Expenses decreased 1% to $99,943 for the 2005 Quarter as compared to $101,221 for the 2004 Quarter and decreased 19% to $253,510 from $312,878 for the nine-month period ending September 30, 2005 (2005 Period) compared to the nine-month period ending September 30, 2004 (2004 Period).
The decreases were due to the reduction in technical personnel staffing which has been offset with the hiring of dedicated sales personnel (late in the quarter).

Advertising and Selling - Expenses increased to $1,023 for the 2005 Quarter and increased 8% to $5,889 from $5,444 for the nine-month period ending September 30, 2005 (2005 Period) compared to the nine-month period ending September 30, 2004 (2004 Period). It is anticipated that these expenses will increase as the Company attends tradeshows and revises its trade literature to reflect results from the increased clinical activity as revenue collections begin to recover, thus allowing more funding for these expenses.

Administrative and Other - Expenses decreased 64% to $221,733 for the 2005 Quarter as compared to $618,441 for the 2004 Quarter and decreased 61% to $334,552 from $861,432 for the nine-month period ending September 30, 2005 (2005 Period) compared to the nine-month period ending September 30, 2004 (2004 Period). The decreases were due to the lower level of activity in accounts such as freight and supplies, the expiration at September 30, 2004 of the Plantation Laser Center rent expense, and the reduction in charges to bad debt.

Professional Fees - Expenses increased 42% to $252,387 for the 2005 Quarter as compared to $177,867 for the 2004 Quarter and decreased 9% to $531,349 from $584,280 for the nine-month period ending September 30, 2005 (2005 Period) compared to the nine-month period ending September 30, 2004 (2004 Period).
The overall 2005 Period decrease is attributed to a lower level of legal services associated with FDA regulatory matters, patent legal billings, and international patent filing fees.

Research and development - Expenses remained at $47,001 for the 2005 Quarter as compared to the 2004 Quarter and increased 27% to $178,503 from $141,003 for the nine-month period ending September 30, 2005 (2005 Period) compared to the nine-month period ending September 30, 2004 (2004 Period). The overall 2005 Period increase is attributed to the amortization of prepaid data collection as the clinical procedures are performed. Allocations for payroll and consultant expenses have remained unchanged over these periods.

Interest Expense - Interest expense decreased 9% to $45,134 for the 2005 Quarter as compared to $49,834 for the 2004 Quarter and decreased 11% to $123,906 from $139,729 for the nine-month period ending September 30, 2005 (2005 Period) compared to the nine-month period ending September 30, 2004 (2004 Period). The decreases were due to the principal settlements and progress payments made on the Company's debt obligations.

Depreciation and Amortization - Expenses increased to $3,584 for the 2005 Quarter as compared to $3,477 for the 2004 Quarter and increased to $10,506 from $10,431 for the nine-month period ending September 30, 2005 (2005 Period) compared to the nine-month period ending September 30, 2004 (2004 Period).
The increases were due to leasehold improvements and computer equipment placed in service over these periods.

Total Operating Expenses - In summary, expenses decreased 33% to $670,805 for the 2005 Quarter as compared to $997,841 for the 2005 Quarter and decreased 30% to $1,438,215 from $2,055,197 for the nine-month period ending September 30, 2005 (2005 Period) compared to the nine-month period ending September 30, 2004 (2004 Period). The Company has controlled its administrative, marketing, and payroll expenses while continuing to fund legal expenses for operational, regulatory and patent matters.

Net Income (Loss) from Continuing Operations - The net loss from continuing operations for the 2005 Quarter was $(546,442) or (0.01) cents per share as compared to a net loss of $(881,576) or (0.02) cents per share for the 2004 Quarter. The favorable variance is a direct result of the decrease in international sales that was partially offset by an overall reduction in operating expenses. The net income from continuing operations for the 2005 Period was 845,832 or 0.02 cents per share as compared to a net loss of (698,622) of (0.02) cents per share for the 2004 Period. The positive variance is primarily a result of the Biolase license fee offset by a reduction in international sales and operating expenses.

Liquidity and Capital Resources

As of September 30, 2005, the Company had a bank balance of $475,490 and a working capital deficit of $(1,551,373) as compared to a cash balance of $2,815 and a working capital deficit of $(2,361,810) at December 31, 2004. While possessing cash reserves at September 30, 2005, the Company remains constrained by a lower level of international sales. Following its receipt of the CE approval for the Laser Presbyopia Reversal procedure in Europe, the Company hired an international sales manager in September and has begun to attend international conventions and courses. It is hoped that these efforts will grow international sales.

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

Substantial Indebtedness

We have a substantial amount of indebtedness. As of September 30, 2005 the total indebtedness was $4,071,235 (including accounts payable and accrued expenses of $2,433,969, convertible debentures of $77,204, and notes payable comprised of $88,200 in loans from shareholders, $263,708 in payments for legal services, customers deposits of $120,000 and the $1,088,154 remaining from the GEM convertible debenture conversion). The GEM note payable will be satisfied with an equity issuance when the Board of Directors and shareholders authorize additional common stock.

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

As of September 30, 2005, approximately 55,721,808 shares of common stock, 2,948,116 stock options, and 3,572,222 warrants were outstanding. Furthermore, we may issue additional options for up to an additional 1.8 million shares of common stock pursuant to the 2002 Stock Option Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

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

However, at the present time, our inventory consists primarily of the lasers and other equipment purchased from Premier. It is our belief that both the book value transferred and the current market value of the inventory has not undergone obsolescence as the inventory continues to meet the criteria established to perform the surgical routines that comprise our business focus and market. However, we only have enough inventory on hand to sustain operations for an estimated two to nine years. After such time, we will need to reevaluate the existing technology and may need to alter its operations to remain competitive in the industry.

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

There have been no significant changes in internal controls over financial reporting (as defined in Rule 13a-15(f)) during the three months ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Paul Miano - Advanced Medical Laser Services, Inc. ("AMLSI") and Paul Miano ("Miano") filed a lawsuit against us on September 26, 2001, in Broward County, later moved to Orange County, alleging breach of contract for our alleged failure to finance up to $1,000,000 of working capital.

In addition, Mr. Miano has claimed that J.T. Lin, the founder, fraudulently induced him into signing the first contract. We, based on advice of legal counsel, believed that AMLSI was a wholly owned subsidiary and, accordingly had consolidated the accounts of AMLSI in our previous financial statements. At December 31, 2002 Mr. Miano ceased any business operations of AMLSI and transferred the existing assets to a newly formed entity without our consent or knowledge. To the best of our knowledge, the remaining asset of AMLSI at that date was as follows: Cash - escrowed account, $264,477. This cash was subsequently paid to Merrill Lynch as a partial payment against our line-of-credit obligation. In January 2004, we filed suit seeking recovery of the value of the assets transferred plus additional statutory damages. In February 2004, Miano revised his claims and added certain officers and directors of SurgiLight to the litigation. During August 2005, the Company and Miano agreed to settle the matter by Miano paying the Company approximately $212,500 over the next two years. The Company has recorded revenue of $100,000 in the quarterly financial statements ending September 30, 2005 from the receipt of Miano's first of three annual settlement payments. The Company will record additional settlement revenue as the remaining installment payments are received. As part of the settlement, the Company purchased back from Miano 190,150 of its common shares, which have been recorded as treasury stock.

Raul Arevalo - On April 21, 2005, the Company received a personal injury complaint from Raul Arevalo, claiming damages in excess of $50,000 for injuries caused to his eyes in May 1997 by an excimer laser allegedly manufactured and sold by J.T. Lin and Photon Data, the predecessor to SurgiLight. The Company and its counsel are vigorously defending against this claim.

Global Emerging Markets - In September 2004, Global Emerging Markets filed a lawsuit and a request for a preliminary injunction in New York against SurgiLight and certain of its officers and directors, to require the Company, among other things, to issue GEM additional shares under its convertible debenture, which the Company is unable to accommodate until additional shares are authorized by the shareholders. The preliminary injunction request was dismissed. GEM has recently filed a summary judgment motion to separate the note from the agreement between the parties, so that they can demand payment on the note. The Company, and its counsel, believe that the note may only be converted into shares per the agreement.

The Company filed litigation in September 2005 in Orange County, FL seeking an order from the court to confirm that certain patents naming J.T. Lin as inventor are owned by SurgiLight per the Proprietary Information and Inventions Agreement signed by J.T. Lin during his employment with SurgiLight and requiring J.T. Lin to sign the paperwork required for the Company to prosecute said patents. In addition, the Company seeks payment of a debt owed by TAO Medical to SurgiLight in excess of $150,000.

The Company and its counsel believe there are no other material litigation cases against it.
Item 2. Changes in Securities
As of September 30, 2005, approximately 55,721,808 shares of common stock, 2,948,116 stock options, and 3,572,222 warrants were outstanding, and, as far as we can determine, were held of record by approximately 1,700 persons, including significant amounts of stock held in street name.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits
None.

(b)	Reports

On November 3, 2005, the Company filed Form 8-K pertaining to the resignation of Edward Tobin as a member of the Board of Directors.




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant, SurgiLight, Inc., caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 14, 2005

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



/s/ Stuart Michelson
Stuart Michelson, Ph.D., CFO, Member Board of Directors



/s/ Daniel Valente
Daniel Valente, Vice Chairman, Board of Directors



/s/ Robert Freiberg
Robert Freiberg, Ph.D., Member Board of Directors



/s/ Ronald Higgins
Ronald Higgins, Member Board of Directors











CERTIFICATION PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
I, Colette Cozean, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, that the Quarterly Report of SurgiLight, Incorporated on Form 10-QSB for the quarterly period ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents in all material respects the financial condition and results of operations of SurgiLight, Incorporated.

/s/ Colette Cozean
Colette Cozean
Chief Executive Officer
November 14, 2005


I, Stuart Michelson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, that the Quarterly Report of SurgiLight, Incorporated on Form 10-QSB for the quarterly period ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents in all material respects the financial condition and results of operations of SurgiLight, Incorporated.

/s/ Stuart Michelson
Stuart Michelson
Chief Financial Officer
November 14, 2005




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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-(f)) for the registrant and have:
a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our
supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c.	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Colette Cozean
Colette Cozean
CEO
November 14, 2005


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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-(f)) for the registrant and have:
a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our
supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c.	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Stuart Michelson
Stuart Michelson
CFO
November 14, 2005