Form 10KSB
period 2005-12-31
SURGILIGHT INC
filed 2006-04-17
CIK 1070289

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACTS OF 1934
For the fiscal year ended: December 31, 2005
Commission File Number: 0-24897

SurgiLight, Inc.
(Exact name of Registrant as specified in its charter)



Florida

35-1990562
(State or other Jurisdiction
of Incorporation or Organization)

(I.R.S. Employer
Identification Number)

2100 Alafaya Trail, Suite 600
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
	X Yes 	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of April 10, 2006 was approximately $1,393,045 based on the $0.025 per share closing price of the Common Stock on the Over The Counter Bulletin Board composite transactions tape. The number of shares of Common Stock outstanding as of April 10, 2006 was approximately 55,721,808.



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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions


PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


SIGNATURES
INDEX TO EXHIBITS


Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-KSB (this "Report"), in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this Report, for example governmental regulation and competition in our industry, will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.

You can identify forward-looking statements by the fact that they do not relate strictly to historical or current events. They use words such as "anticipate," "estimate," "expect" "will," "may," "intent," "plan," "believe," and similar expressions in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of anticipated products, expenses, financial results or contingencies.

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations. Forward-looking statements in this Report will be affected by the following factors: the ability of the Company to raise sufficient capital to finance its planned activities, receiving the necessary marketing clearance approvals from the United States Food and Drug Administration (the "FDA"), successful clinical trials of the Company's planned products, the ability of the Company to commercialize its planned products, market acceptance of the Company's planned products, the Company's ability to successfully develop its licensed compounds, alone or in cooperation with others, into commercial products, the ability of the Company to successfully prosecute and protect its intellectual property, and the Company's ability to hire, manage and retain qualified personnel. The aforementioned factors do not represent an all-inclusive list. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report. In particular, this Report sets forth important factors that could cause actual results to differ materially from our forward-looking statements. These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Report may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report and in other documents that we file from time to time with the Securities and Exchange Commission including Quarterly
Reports on Form 10-QSB and Current Reports on Form 8-KSB to be filed in 2006. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.



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

In October 2000, we acquired the inventory, intellectual properties and the technology of the ophthalmic laser division of Premier Laser Systems ("Premier") for the purchase price of $3,745,000. The main component of this inventory acquisition and technology (including 14 granted patents and 13 pending patents) is an infrared erbium laser, which is now the product supporting the core business of SurgiLight's lasers in presbyopia clinical trials and sales efforts. On December 26, 2001, we became the successor to Premier under a bankruptcy court decision. At that date, we acquired several additional technologies including two diode based lasers and approximately $3 million in additional inventory of the infrared erbium laser for $1.7 million.

In November 2001, the Company approved a reincorporation from a Delaware corporation into a Florida corporation through a merger with our wholly owned Florida subsidiary. The merger was completed on February 11, 2002, and we are now a Florida corporation.

Until 2002, the majority of our sales were generated from laser centers. The Board of Directors then determined that we should focus on presbyopia as our core business product; therefore in March 2002 we signed a binding letter of intent to sell the Company's remote international laser center's assets and liabilities in China, Vietnam and Egypt. The purchaser, Orlando-based Tao Enterprises, agreed to pay $332,000 for the assets, with up to an additional $50,000 to be based on clinic revenues. The Company's founder, former CEO and significant shareholder J.T. Lin serves as beneficial owner of Tao Enterprises. At this date, Tao Enterprises has defaulted on its installment payments beginning with the payment due February
15, 2003 for $83,000. Accordingly, we have previously written off the entire $158,000 remaining balance. We also sold our U.S. laser centers beginning in 2002.

Our corporate address is: SurgiLight, Inc. 2100 Alafaya Trail, Suite 600, Orlando, Florida 32826. Our phone number is (407) 482-4555, and our facsimile number is (407) 482-0505. Our e-mail address is: surgilight19@aol.com, and our Web site is located at www.surgilight.com.

Industrial Background

Lasers have been used in various medical and industrial applications over the past twenty years. Lasers with wavelengths ranging from ultraviolet to infrared have found applications in surgery, ophthalmology and dermatology due to their significant clinical efficacy and the potential growth of the market.

Refractive Lasers and Laser Centers

Vision correction is one of the largest medical markets in the U.S., where approximately 136 million people use eyeglasses or contact lenses. Within this group, approximately 60 million people are myopic (nearsighted) and 30 million are hyperopic (farsighted). Another 45 million are presbyopic, meaning the loss of ability to focus properly. Industry sources estimate that Americans spend approximately $13 billion on eyeglasses, contact lenses and other vision correction products and services each year. It has been estimated that the international market is approximately 3 to 5 times larger than the U.S. market with at least 500 million people using eyeglasses or contact lenses outside the U.S.

At the present time, we believe most U.S. ophthalmologists charge $1,000 to $1,500 per eye to perform the LASIK procedures, while fees around the world range from $400 to $2500 per eye.
In addition, since there is frequently no insurance or Medicare coverage for this procedure, patients pay cash and there are no administrative costs of dealing with complex paperwork.

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

As previously mentioned, in October 2000, we acquired the ophthalmic laser product line from Premier Laser Systems, Inc. This acquisition included an Er:YAG laser that is already FDA-cleared for ophthalmic procedures and CE marked for international sales. We renamed this product "OptiVision" and immediately began formal animal and clinical studies for the treatment of presbyopia. We began to sell the OptiVision for laser presbyopia reversal for clinical trials and other ophthalmic applications including but not limited to incision, excision, and vaporization of eye tissue and tissue surrounding the eye and the orbit of the eye and anterior capsulotomies, and certain other ophthalmic applications obtained from Premier. As we began to obtain approvals for ophthalmic procedures and presbyopia reversal around the world, we began to sell into these countries through international distributors.

LAPR investigators have presented numerous clinical papers over the last few years concluding that:
1.  "LAPR is a simple method for reversal of Presbyopia."
2. "LAPR using the Erbium YAG laser to perform scleral ablations appears to be a successful procedure to achieve scleral expansion which appears to allow for an improvement in accommodative power without significant regression."
3. "LAPR appears to be safe and achieve acceptable results to the patients with minimal regression over two years. Longer follow-up is needed."
4. "International clinical data for more than 1500 eyes demonstrates 82% of patients J3 or better at last follow-up. U.S. study shows 93% of patients reading part of 20/30 line at six months."
5. "United States clinical study closely matches that of international data."
6. "A significant increase in amplitude of accommodation resulting from i) the increased movement of the ciliary bodies (shown by ultrasound) due to increased circumference of the sclera (shown by rabbit study) and ii) a shortening of the axial length (shown by a-scan)."
7. "LAPR demonstrates real promise for treatment of presbyopia in the future."
8. "Implementation and compliance to an accommodative exercise program as part of the post operative protocol for LAPR surgery appears to at least show some influence and positive effect on overall accommodative power."
9. "Laser Presbyopia Reversal shows tremendous potential for the treatment of Presbyopia. Improvement in near uncorrected visual acuity and amplitude of accommodation are statistically significant."
10.  "The clinical results have truly been remarkable."

The most recent papers that were presented in the U.S. were at the American Society of Cataract and Refractive Surgeons (ASCRS) in San Francisco, CA in March 2006. Two doctors presented their clinical results in U.S. trials and European practice in a course on Presbyopia. The clinical technique and results of these two doctors was also published in a book on Presbyopia released by a major ophthalmic publisher at ASCRS. In addition, papers and presentations were given by doctors in Mexico and Italy about their experiences and results using the OptiVision laser to treat Presbyopia, our medical monitor presented clinical results used to obtain CE approval in Europe, and the U.S. clinical results were presented. In the U.S. study, there was one line of regression at two years; the surgeon hypothesized this may be a result of the FDA's restriction against exercises in the U.S. clinical study, which does not apply in the international arena. Prior to that, additional papers were presented in the U.S. at the ASCRS in Washington DC in April 2005. These included papers on the mechanism of LAPR and U.S. clinical results and Italian clinical experience as well as two courses on Presbyopia. One particular paper presented in April analyzed data collected from ten clinical sites worldwide following surgery on more than 300 eyes with a follow-up of up to 24 months. 82% of the patients improved to J3 or better (able to read a newspaper without glasses) while average accommodation increased by 1.9 diopters. There was also no statistically significant regression at two years. Patients were first treated with the OptiVision for LAPR in fall 2000.

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

In addition, our founder, J.T. Lin, Ph.D. has continued to file patent applications for Presbyopia that are assigned by agreement to the Company. However, he refuses to sign required prosecution documents, claims ownership of certain of these patents and consequently, in some cases, these patents are being abandoned. The Company, due to this breach and other contractual obligations between the parties, has refused to make royalty payments to Dr. Lin. The balance of such royalty payments owed is approximately $33,000, for which Dr. Lin is also claiming a breach.

The Company is currently pursuing legal remedies to require Dr. Lin to fulfill his obligations under our contracts. In January 2006, the Company received a temporary injunction from the Civil Court in Orange County, Florida, that prohibits Dr. J.T. Lin from contesting the ownership of 33 patents or patent applications worldwide of which he is a named inventor. These patents were assigned by agreement to SurgiLight, but Dr. Lin has refused to sign the paperwork required to prosecute these patents. In addition, the European patent office recently rejected Dr.
Lin's claims with regard to certain European patents.

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

On March 18, 2003 we announced that we have granted an exclusive three-year license for our EX-308 Excimer laser technology to RA Medical Systems, Inc., a privately held developer, manufacturer and marketer of equipment for the treatment of various medical conditions. The agreement represents a new revenue source from a technology we elected not to pursue to continue to focus the corporate efforts on such key ophthalmic applications as presbyopia. The agreement also provides for royalty payments to be made to us over an extended time period and such royalties amounted to $4,020 during 2004 and $27,468 during 2005. In 2006, this licensing arrangement was extended for another five years in exchange for an additional licensing fee and on-going royalties.

On February 24, 2005, we announced that we have granted a license to our Presbyopia and related patents, but not our laser technology, to Biolase, Inc. to allow Biolase to develop and clinically test their own product prior to bringing it to market. At December 31, 2005 Biolase had paid $1,800,000 of the $2,000,000 license fee. An additional $100,000 was paid during February 2006. The remaining $100,000 is due to be paid annually in $25,000 increments during the years 2007 thru 2010. A royalty is also owed after 5 years from the date the license was granted. The territories of our exclusive distributors were protected under this license for the life of their Distribution Agreement and we remain free to license to other international distributors. SurgiLight is restricted from granting a worldwide license for presbyopia with a market introduction prior to three years from the date of this agreement.

Sales and Marketing

The SurgiLight OptiVision is a compact, solid-state Erbium:YAG laser that produces a discreet wavelength of 2940 nm. This wavelength is on one of the major peaks of water absorption and is absorbed by the histologic water in biologic matter (human tissue). The laser energy is delivered to tissue via a flexible fiber optic that is connected to a contact tip for ease of control and precise interaction with the scleral
tissue.   This is the only product that the Company currently
markets.

Sales are made as part of the clinical trial process and expand once a country has cleared the product through its Ministry of Health. The product is currently cleared by the Ministry of Health in most countries with the notable exceptions of the United States, Canada and Japan, which require additional clinical trials. SurgiLight has received ANNEX III and ANNEX IV CE approval to market the OptiVision for Laser Assisted Presbyopia Reversal (LAPR). These approvals will allow the Company to market the OptiVision to any country that recognizes the CE Mark which includes the entire EU and many countries throughout the world.

The Company markets and distributes only the OptiVision Er:YAG
Laser System for laser presbyopia reversal (LAPR) and other ophthalmic applications through its international distribution network which consists of approximately 10 international distributors in approximately 15 countries. The distributor receives a discounted price on the laser that is adjusted for volume purchases. The distributor conducts courses, provides literature and attends local shows to market the product. A distributor can also sell in a region that has not been exclusively assigned to another distributor. If there is no distributor in a country, the Company can sell directly in that area.

The Distributor agreements are exclusive arrangements usually entered into for an initial term of three years which can be renewed automatically for an additional three-year term. Pursuant to the terms of these agreements, the distributors are to act as independent contractors, finance their own expenses and are prevented from binding us in any way. The agreements subject the distributors to express minimum obligations. If the distributor fails to meet the minimum commitments, we may terminate the agreement.

Each distributor pays a license fee for exclusive rights in a country or purchases an initial supply of inventory. If the distributor pays a license fee, this license fee is recorded as a deposit against future purchases. If the future purchases are made timely, the purchase price per system is reduced by the amount of the deposit until the deposit balance is exhausted, otherwise the distributor forfeits the license fee and it is recorded as revenue.

The distributor commits to certain minimum purchases over a 3-4 year period once regulatory approval is granted in the country. If the purchases are not made, the distributor forfeits the agreement and his exclusivity. The distributor is responsible for regulatory approval in a specific country, marketing, sales, installation and service. Distributors are also required to collect a per procedure royalty from the customer.

A specific distributor's volume purchase requirements are determined by the size of the country. This pricing is determined in the distributor agreement based on the forecasted sales. The revenue is then booked at the price specified on the purchase order and in the distributor agreement.

The Company's only obligation related to each specific laser shipment is to provide warranty protection for a one-year period and sales and product training to the distributors annually.

Sales contacts are made primarily through attendance at a few trade shows throughout the year. These include the American Academy of Ophthalmology (AAO), the American Society of Cataract and Refractive Surgery (ASCRS), and the European Society of Cataract and Refractive Surgery (ESCRS). We also plan to attend some more regional meetings such as in Latin America and Australia. Contacts and leads made at these trade shows are passed to the distributors of those countries.

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

In 2002, we completed this process by acquiring and refurbishing a 20x30' booth to adequately demonstrate our product at larger meetings. In 2003, LAPR was covered by numerous television documentaries and was featured in the Video Journal of Cataract and Refractive Surgery. The Company continued to update our videos with film from our U.S. sites. The Company's investigators continue to present numerous papers at conventions worldwide. During 2003, the Company completed material for a course, including a CD that can be taken home by the physician. We have continued to give hands-on demonstrations at evening meetings at the conferences.

The Company is currently in a Phase II clinical trial in the U.S. and is able to market the OptiVision to those countries that recognize the CE Mark which includes the EU and many other countries throughout the world. The Company anticipates its trials in the US expanding from the current two (2) sites to eight (8) sites in the near future. The Company is currently focusing and will continue to focus its markets and sales activities in those countries that recognize the CE Mark. These activities include lectures, surgical demonstrations, patient examinations and hands-on training. These courses should incur minimal cost to the Company, but should generate leads for sales, clinical sites, as well as training our clinical doctors.

As a matter of practice, the Company refers both to sales quotas in our distributor contracts and to our own sales projections for other geographic territories when projecting current and future sales and related inventory consumption. In reality, the Company has had difficulty meeting sales projections because current distributors have not met the established sale quotas and developing new markets has taken longer than anticipated, both from regulatory and economic perspectives. Additionally, past sales are not an accurate projection of current or future sales in the medical device or medical laser market. This is because the Company continues to receive additional regulatory approvals expanding the market in which it can sell. For example, in February 2005, the Company received CE approval, began contacting European distributors in September 2005, has begun signing its new distributor agreements during January 2006, and should see it sales from these new markets shortly hereafter.

It is the Company's accounting policy that the cost of any goods, which will not be sold within a one-year sales cycle, should be carried as long term inventory unless it is obsolete. Since the inventory is not obsolete (the core technology remains cutting edge as determined by independent outside testing and patent protected) and the Company has distributor contracts requiring it to be purchased over specific periods beyond the current sales cycle, that specific portion of the inventory is classified as a long-term asset.

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

Research and Product Development

While we are currently focusing our efforts on clinical trials for presbyopia, we continue to expend limited efforts on other research and development projects including OptiVision for other ophthalmic applications. We will continue development efforts for product improvement in system design, software and hardware aspects of new and existing systems as well as in the clinical aspects for the uses of these products.

Competition

We are not aware of any established competition in the market for laser presbyopia correction or reversal, however for the treatment of presbyopia, optometrists and ophthalmologists can prescribe accommodative exercises and glasses for their patients. The surgical techniques for the treatment of presbyopia can be divided into three categories: monovision using existing refractive lasers and RF devices, implantation of accommodative lenses, which are undergoing clinical trials, and scleral incisions (white portion of the eye) with or without the implantation of a scleral spacer. Scleral incisions have been performed with a diamond knife for the treatment of presbyopia and were initially suggested by Dr. Spencer Thornton, who coordinated a multi-center clinical trial using his technique. Complete regression caused termination of these clinical trials, but many other companies, including ReFocus, have begun clinical trials on scleral expansion using implants. Other companies, including Visx and Refractec, are trying to market monovision or multifocal cornea resurfacing as a cure for presbyopia. With monovision, one eye is treated for distance and one eye is treated for near. Many patients cannot adapt to monovision as they lose their depth perception.

The competition in the presbyopia market will be intense. Once one technique is developed, every major company in the refractive market will want to participate. Biolase will also participate through its license from SurgiLight.

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

In order to manufacture laser systems or repair laser systems, the Company will need to become registered as a manufacturer with the FDA and abide by Good Manufacturing Practices ("GMP"). These regulations impose certain procedural and documentation requirements with respect to the Company's manufacturing, research and development and quality assurance activities. The Company's facilities will be subject to inspections by the FDA and other regulatory agencies, and if any material noncompliance with GMP guidelines is noted, the marketing of all laser products may be adversely affected. During January 2004, the Company was involved in an inspection and received a "Form 483" notice and Warning Letter resulting in its inability to ship products to certain countries throughout the world. The main dispute is whether the Company is a manufacturer of the lasers produced by Premier and whether the Company needs to create a new design file in addition to the file for the Presbyopia procedure and the files from Premier. The FDA has not responded to the Company's response to this Form 483 and Warning Letter. The Company and its clinical investigators were involved in numerous inspections in 2003 and January 2004, which resulted in additional Form 483s and Warning Letters, some of which have been resolved. The main issues in the Warning Letters were (i) the depth of the incision, which was defined in the protocol as approximately 80% and which the FDA interpreted as < 80%, (ii) the timing of the informed consent and (iii) the classification of complications vs. adverse events. For the first two issues, the FDA has now agreed with the Company and this is documented in the revised protocol. The FDA and the Company have also agreed on a definition of complications, adverse events and serious adverse events.

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

The regulatory status for our products follows:

Application        Product     Regulatory Status  Manufacturer
-----------        -------     -----------------  ------------
Incision/excision  OptiVision    510k cleared      Premier(1)
Around eye

Anterior           OptiVision    510k cleared      Premier(1)
capsulotomy

Presbyopia         OptiVision    In clinical       Premier(1)
                                    trials

 (1) Per an acquisition from Premier Laser Systems (see description in "Description of Business").

Our objectives are focused toward domination of the presbyopia reversal market.

In August 2002, the Canadian Ministry of Health ("MOH") authorized five investigational testing sites for our OptiVision Laser treatment for the treatment of presbyopia involving 240 patients. In October 2002, we announced positive results in the initial group of patients treated at the first two of the five authorized sites. The Ministry of Health has now authorized up to fifteen clinical sites, has expanded the study to treat patients with prior LASIK or PRK and has authorized treatment of eyes bilaterally. The Company has delayed the expansion in Canada until the expansion in the U.S. is complete.

In December 2002, the FDA granted conditional approval for us to initiate clinical trials at two of our eight American sites.
The approval was expanded in April 2003. The trials were cleared under an Investigational Device Exemption (IDE) after presenting data to the FDA demonstrating measurable clinical successes over as long as two years at sites overseas and most recently in Canada, where that government's FDA equivalent has also sanctioned trials. Overall, trials outside the U.S. have indicated almost no regression after OptiVision surgery, with more than 80 percent of patients reading without glasses post-operatively. These trials are currently on hold while the FDA reviews responses from the Company and awaits IRB approvals from each of the six proposed new sites. Upon receipt and review of these documents, the FDA plans an expansion of 80 patients and 8 sites. The Company cannot predict when and if such expansion will be forthcoming.

During January 2005, we received added CE approval for treatment of presbyopia. Known as the CE 77964, 93/42/EEC, Annex IV, Section
4 Approval of the European Economic Community (EEC), this approval involves not only testing of the laser, but also a review of clinical data by outside medical experts through the auspices of the British Standards Institute (BSI). The BSI clinical review states, in part, "The submission shows that reading vision has improved in the majority of their patients up to two years post-surgery and that they have not had any significant long-term complications." This approval has allowed the Company to begin aggressively marketing the OptiVision for LAPR throughout Europe, the Pacific Rim and around the world since many countries outside the U.S. recognize the CE standard.

Our clinical study in Mexico has been successfully completed, allowing us to file for approval in Mexico. Most other countries, with the exception of Japan, have given us approval or can get approval with the CE mark.

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

Employees

We have three (3) full-time employees and two (2) part-time employees, all of which are located in Florida. We also hire, from time-to-time, consultants on a contract basis for regulatory clinical trials, accounting and system maintenance. None of our employees is represented by a labor union. We believe we have a good working relationship with our employees.

Backlog

As of December 31, 2005 we had no significant backlog of orders.

Recent Developments

European CE Approval - During January 2005, we received added
CE approval for treatment of presbyopia. Known as the CE 77964, 93/42/EEC, Annex IV, Section 4 Approval of the European Economic Community (EEC), this approval involves not only testing of the laser, but also a review of clinical data by outside medical experts through the auspices of the British Standards Institute
(BSI). The BSI clinical review states, in part, "The submission shows that reading vision has improved in the majority of their patients up to two years post-surgery and that they have not had any significant long-term complications." This approval has allowed the Company to begin aggressively marketing the OptiVision for LAPR throughout Europe, the Pacific Rim and around the world since many countries outside the U.S.
recognize the CE standard.

Biolase Licensing Agreement - On February 24, 2005, we announced that we have granted a license to our Presbyopia and related patents to Biolase, Inc. to allow Biolase to develop and clinically test their own product prior to bringing it to market. At December 31, 2005 Biolase had paid $1,800,000 of the $2,000,000 license fee. An additional $100,000 was paid during February 2006.

Item 2. Properties

Facilities

We lease our headquarters space of approximately 3,500 square feet at 2100 Alafaya Trail, Suite 600, Orlando, FL, 32826. It is a six-year lease starting September 2005, with a monthly rental fee of approximately $5,900. We also have leased approximately 1,300 square feet of public storage, air-conditioned space for the OptiVision inventory with a monthly rental fee of approximately $2,300.
Item 3. Legal Proceedings

Paul Miano - Advanced Medical Laser Services, Inc. and Paul
Miano had filed litigation against us alleging a breach of contract for our alleged failure to pay up to $1 million of working capital. This dispute could have affected our ability to control AMLSI if found to have merit as Mr. Miano claimed, as a result of the dispute, that he owned 55% of AMLSI. During August 2005, the Company and Miano agreed to settle the matter by Miano paying the Company approximately $212,500 over the next two years. The Company has recorded revenue of $100,000 in the financial statements ending December 31, 2005 from the receipt of Miano's initial progress payment on the settlement. During March 2006, Miano exercised his option to pay off the remaining liability in full for $112,500, which amount the Company has recorded as settlement revenue in its interim quarterly financial statements dated March 31, 2006. As part of the settlement, the Company purchased back from Miano 190,150 of its common shares, which have been recorded as treasury stock.

SEC Investigation - On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them and an injunction against us. Dr. Lin, the founder and former employee, has agreed to indemnify the Company against any liabilities resulting from these actions.

On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages amounting to $1,475,000. During December 2004, SurgiLight entered into a settlement agreement with the SEC regarding a disgorgement fee of $106,354 that had been previously assessed. That settlement agreement forgave the disgorgement liability in full. The Company, without admitting or denying the actions, committed to abide by SEC regulations in the future. On May 31, 2003 the SEC presented the Company with an Asset Forfeiture Notice requiring the transfer of all known assets of Dr. Lin, including all stock certificates, to the United States Government. Per the existing Voting Trust Agreement, these shares will continue to be voted by the outside directors of SurgiLight.

Merrill Lynch Business Financial Services - On December 4, 2002, Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") filed a lawsuit in the Circuit Court for the Ninth Judicial Circuit in and for Orange County, Florida, alleging us, the Company, as debtor, AMLSI and J.T. Lin as guarantors, and other parties, were in breach of a $500,000 Line of Credit and Loan and Security Agreement issued by Merrill Lynch to the Company, which is secured by all the Company's assets. Payments were subsequently made to Merrill Lynch resulting in a balance due of $141,548 (which includes accrued interest of $27,811) at December 31, 2004. During February 2005, Merrill Lynch agreed to settle the obligation for a lump sum payment of $100,000. Accordingly, SurgiLight has adjusted the liability to $100,000 at December 31, 2004 and paid the liability off in full during February 2005.

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

Raul Arevalo - On April 21, 2005, the Company received a personal injury complaint from Raul Arevalo, claiming damages in excess of $50,000 for injuries caused to his eyes in May 1997 by an excimer laser allegedly manufactured and sold by J.T. Lin and Photon Data, a predecessor to SurgiLight. The Company, based on advice of its counsel, is vigorously defending itself against this claim.

Other Litigation - From time to time, the Company is party to other litigation. The Company and its counsel believe this litigation is not material.


Item 4. Submission of Matters to a Vote of Security Holders


The Company's attempts to call another shareholder meeting or to register certain shares of stock have been postponed due to the non-approval of its proxy by the SEC relating to their request that the notes to the financials for the fiscal year ended 2000 be revised. The current CEO and CFO cannot attest to the accuracy of these financials since these financials were managed and reviewed by Dr. Lin and his wife and since the CEO and CFO were not associated with the Company at that time. The Company proposed the reelection of three Board members, changing its name and expanding its outstanding shares and option plans at its next shareholder meeting. The SEC, the Company and its independent auditor have agreed to make the requested changes in the notes to the current financials. During 2005 and 2006, the Company and its independent auditor have been in discussion with the SEC regarding proposed changes to the current financial statements and related disclosures. At this time, the Company has agreed to make several of the requested changes in this current filing. The Company has requested that the SEC then approve its proxy materials and allow the Company to conduct its annual meeting.


PART II

Item 5. Market for the Issuer's Common Stock and Related Security
Holders Matters

The following chart sets forth the high and low closing price for the Common Stock as quoted on OTCBB during the indicated periods.

		Period		High	  Low
		------		----	  ---
		 2004
		 ----
		1st QTR		0.13	  0.06
		2nd QTR		0.23	  0.07
		3rd QTR		0.08	  0.02
		4th QTR		0.06	  0.02

		 2005
		 ----
		1st QTR		0.09	  0.03
		2nd QTR		0.07	  0.02
		3rd QTR		0.04	  0.02
		4th QTR		0.02	  0.01

Our common stock started to trade on OTCBB on November 1, 1999, and was split two for one on January 27, 2000. These quotations represent prices between dealers and do not include retail mark up, mark down, or commission and may not necessarily represent actual transactions. As of December 31, 2005, approximately 55,721,808 shares of our common stock, 3,693,616 stock options and 3,472,222 warrants were outstanding (most of which are significantly out of the money), and, as far as we can determine, were held of record by approximately 1,800 persons, including significant amounts of stock held in street name.

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

Critical Accounting Policies, Estimates and Judgments

We follow accounting principles generally accepted in the United States ("GAAP") in preparing our financial statements. As part of this work, we must make estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenues and expenses reported in our financial statements. We believe these estimates and judgments are reasonable and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates and could require us to record adjustments to expenses or revenues material to our financial position and results of operations in future periods. We believe our most critical accounting policies, estimates and judgments include the following:

Revenue Recognition

Our revenue recognition policy is described in Note 1 to our Financial Statements.

We are also required to ensure that collectibility is reasonably assured before we recognize revenue. Accordingly, we evaluate our customers for credit worthiness and only recognize revenue if we believe that we have reasonable assurance that amounts will be collected within the next operating cycle. Where we are unable to assess with reasonable assurance that amounts will be collected during that period, we defer revenue recognition until the payments are received.

Accounts Receivable

At the end of each accounting period, we estimate the reserve necessary for accounts receivables that will ultimately not be collected from customers. To develop this estimate, we review all receivables and identify those accounts with problems. For these problem accounts, we estimate individual, specific reserves based on our analysis of the payment history, operations and finances of each account. Unexpected deterioration in the health of either a large customer or a national economy could lead to a material adverse impact on the collectibility of our accounts receivable and our future operating results.

Inventories

Adjustments to the carrying value of inventory for excess and obsolete items are based, in part, on our estimate of demand over the following 12 months. This estimate, though based on our historical experience and consideration of other relevant factors, such as the current economic climate, is subject to some uncertainty. Amounts charged to income for excess and obsolete inventory for the years ending December 31, 2005 and 2004 as a percentage of total revenues in 2005 and 2004 were 0.0%. To date, our estimates have been materially accurate and subject to any major changes in our business model, our operating environment or the economy, and taking consideration of the ongoing development of our technology, we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

Legal Contingencies

At the end of each accounting period, we review all outstanding legal matters. If we believe it is probable that we will incur a loss as a result of the resolution of a legal matter and we can reasonably estimate the amount of the loss, we accrue our best estimate of the potential loss. It is very difficult to predict the future results of complex legal matters. New developments in legal matters can cause changes in previous estimates and result in significant changes in loss accruals. Currently we are not aware of any pending or threatened legal actions against us that we believe could materially adversely affect our business, financial condition or results of operations. However, we could in the future be subject to litigation claims that could cause us to incur significant expenses and put our business, financial position, and results of operations at material risk.

Product Warranty Costs

At the time we recognize revenue for each unit, we also record a charge of $400 that estimates our liability for future service costs over the twelve-month warranty period. At the end of each accounting period, we review the outstanding balance and adjust the balance to match the remaining months remaining in our warranty period. To date, our estimates have been materially accurate and subject to any major changes in our business model, our operating environment or the economy, and taking consideration of the ongoing development of our technology, we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

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

Revenues - Our revenues from equipment sales decreased 92% to $139,000 for the year ended December 31, 2005 (2005 Year) from $1,705,000 for the year ended December 31, 2004 (2004 Year) due to lack of funds for marketing and to attend major sales meetings. U.S. sales for the same period remained flat as the Company did not expand its clinical trial.

As previously mentioned, the Company markets only the OptiVision
Er:YAG Laser System for laser presbyopia reversal (LAPR) and other ophthalmic applications worldwide through approximately ten international distributors in approximately fifteen countries.
That product constitutes our sole revenue source of "equipment sales."

The following summarizes the equipment sales for the years ended 2004 and 2005:
			   2005	 	       2004
			   ----                ----
Domestic Sales  	$    	 -     0%  $  180,000      11%
International Sales	   139,000   100%   1,525,000	   89%
                        ----------         ----------
Total			$  139,000	   $1,705,000

The Company recorded several significant non-operational sources of revenue during 2004 and 2005 that include the following:

1. Refund of a previously unrecorded SEC deposit amounting to $116,337 during 2004;

2. Write off of distributor deposits due to termination of $285,333 during 2004;

3. SEC disgorgement reversal of $106,354 from prior year during 2004;

4. Vendor settlements of past due liabilities amounting to approximately $240,000 during 2005 and $145,000 during 2004; and

5.  Litigation settlement proceeds of $100,000 during 2005.

The FDA deposit was previously paid by a shareholder of the Company but not capitalized at time of payment. The proceeds of the refund were used in the current year to repay the existing Merrill Lynch line of credit obligation.

During 2004, the Company terminated several of its international distributor agreements. The agreements were terminated by the Company due to lack of performance on the part of the distributors. The Company was under no obligation to refund any of the remaining deposits on future sales that had been previously paid to the Company. The Company recognized revenue to the extent of these remaining deposit balances.

During 2004 and 2005, the Company had entered into agreements with several of its vendors to settle the Company's obligations in full at discounted terms.

Each of the above transactions was recorded as revenue being either unusual in nature or infrequent in occurrence per APB Opinion No.
30. Further, based on the guidelines issued in SAB No. 101, revenue should not be recognized until it is realized or realizable and earned.

Cost of Revenues - Our cost of revenues decreased 87% to $40,504 for the 2005 Year as compared to $313,221 for the 2004 Year which is in direct relation to the overall decrease in the total number of units sold.

Due to the bargain-purchase of the inventory from Premier Laser Systems in 2000 and 2001, the Company has been able to maintain a fixed cost of goods sold per unit. Units included as part of the 2000 purchase agreement are recorded at the lower of cost or market at $20,000. Units included as part of the 2001 purchase agreement are recorded at the lower of cost or market at $15,000. Additional costs of freight, accessories, and testing are included in cost of goods sold as incurred.

As part of the two bargain-purchase agreements, the Company purchased enough raw material components to produce the equivalent of another 250 units. Those components are recorded at the lower of cost or market and comprise the smaller portion of the entire bargain-purchase. The Company expects to incur an additional assembly and testing fee of $8,000 - $10,000 per unit to assemble those components once the finished goods inventory is exhausted, which is estimated to be during the next 2 - 3 years.

Advertising and Selling Expenses - Our advertising and selling expenses increased 12% to $6,101 for the 2005 Year as compared to $5,458 for the 2004 Year. The increase is primarily a result of additional marketing efforts due to the Company's CE approval. For 2006, it is anticipated that these expenses will continue to increase as the Company attends additional tradeshows, and revises its literature to reflect results from the increased clinical activity, and expands its marketing, sales and distribution efforts throughout Europe.

Professional Fees - Our professional fees increased 1% to $675,806 for the 2005 Year as compared to $666,532 for the 2004 Year. This increase is primarily attributed to legal services performed in assisting the Company to meet the regulatory requirements necessary to expand its clinical trials and to enforce the patent assignment from Dr. Lin.

Salaries & Benefits - Our salaries and benefits expense decreased
5% to $364,515 for the 2005 Year as compared to $383,832 for the 2004 Year. The decrease is attributable to reductions in the technical position classification, insurance benefits, and consulting fees for outside services.

Research and Development - Our research and development expense increased 68% to $449,500 for the 2005 Year as compared to $267,746 for the 2004 Year. The increase is directly attributable to the increased use of outside consultants in assisting the Company to meet the regulatory requirements necessary to expand its clinical trials and the amortization of prepaid data collections fees either from completed surgeries or write-offs of remaining fees.

Depreciation and Amortization - Our depreciation and amortization expense increased 5% to $14,562 for the 2005 Year as compared to $13,908 for the 2004 Year. The increase is a result of the Company's depreciation of its additional investment in equipment and leasehold improvements.

Administrative and Other Expenses - Our administrative and other expenses decreased 40% to $290,834 for the 2005 Year as compared to $485,582 for the 2004 Year, which was primarily attributed to the significant decreases in insurance, board member compensation, travel, and rent.

Total Operating Expenses - Total operating expenses decreased
30% to $1,931,318 for the 2005 Year as compared to $2,756,551 for the 2004 Year. This is primarily attributable to the significant decreases in bad debt losses during 2005.

Income (Loss) From Operations - The net income (loss) from operations is $67,178 or $(0.00) per share for the 2005 Year as compared to a net loss of $(1,442,772) or $(0.03) per share during the 2004 Year.

Liquidity and Capital Resources

As of December 31, 2005, we had a cash balance of $89,551 and a working capital deficit of $(3,076,346) as compared to a cash balance of $2,815 and a working capital deficit of $(3,449,964) at December 31, 2004. The Company had a positive $495,795 in cash flow from operating activities during 2005 and paid down $388,576, net, of its debt.

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

The Company has severe liquidity problems which compromises its ability to pay principal and interest on debt and other current operating expenses in a timely manner. It also compromises our ability to market the product worldwide and to continue clinical trial expansion. The Company is seeking additional sources of financing, which may include short-term debt, long-term debt or equity. There is no assurance that the Company will be successful in raising additional capital. During February 2005, the Company generated $1,800,000 in funds from the $2 million license agreement completed with Biolase. The Company is also negotiating with many of its vendors to settle those liabilities with lower payments.

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

Substantial Indebtedness

We have a substantial amount of indebtedness. As of December 31, 2005 the total indebtedness was $4,075,303 (including accounts payable and accrued expenses of $2,483,970, convertible debentures of $77,204, and short-term notes payable comprised of $88,200 in loans from shareholders, $217,775 in payments for legal services, customers deposits of $120,000 and the $1,088,154 remaining from the GEM convertible debenture conversion). The GEM note payable will be satisfied with an equity issuance when the Board of Directors and shareholders authorize additional common stock.

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

Concentrations

For the year ended 2005, sales to one international distributor amounted to $139,000 or 100% of the total recorded sales of equipment for that year. Also for the year ended 2005, licensing fees of $1,900,000 and $27,468 of royalties were generated each from single domestic companies. For the year ended 2004, sales to one international distributor amounted to $1,300,000 or $76% of the total recorded sales of equipment of $1,705,000. The Company could continue to be at significant risk of not being able to sustain ongoing operations if it cannot generate sales to multiple customers and replace these one-time transactions.

Dilution

The issuance of shares upon conversion of the Debentures, including 11,697,652 intended for GEM, will cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

The resale by GEM or Knobbe, Marten, Olsen & Bear, L.L.P, (the "Investors") of the common stock acquired from conversion of the Debentures will increase the number of our publicly traded shares, which could depress the market price of our Company's common stock. However, the Investors are limited as to the amount of shares it may sell to the lower of ten percent (10%) of our common stock's previous days trading volume or 7.5% of the average trading volume for the prior fifteen trading days. The conversion rate at which shares of our common stock may be issuable to the Investors upon a conversion of the Debentures will be an amount equal to the average of the closing bid prices for the 10-day period immediately preceding a conversion date by the Investors. If the Investors choose to purchase our common stock at a time when the stock price is low, our existing common stockholders will experience substantial dilution.
The issuance of shares to the Investors may therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of the common stock.

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

Currently, there are approximately 3,693,616 stock options and 3,472,222 warrants outstanding with respect to our common stock. Furthermore, we may issue additional options for up to an additional
1.8 million shares of common stock pursuant to the 2002 Stock
Option Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

Our Common Stock Has Experienced In The Past, And Is Expected To
Experience In The Future, Significant Price And Volume Volatility, Which Substantially Increases The Risk Of Loss To Persons Owning the Common Stock

Because of the limited trading market for our common stock, and because of the possible price volatility, investors may not be able to sell our shares of common stock when they desire to do so. Through the twelve months ended December 31, 2005, our stock price ranged from a high of $0.09 to a low of $0.01 per share. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

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

SEC Investigation

On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them and an injunction against us. Dr. Lin, the founder and former employee, has agreed to indemnify the Company against any liabilities resulting from these actions.

On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages amounting to $1,475,000. During December 2004, SurgiLight entered into a settlement agreement with the SEC regarding a disgorgement fee of $106,354 that had been previously assessed. That settlement agreement forgave the disgorgement liability in full. The Company, without admitting or denying the actions, committed to abide by SEC regulations in the future. On May 31, 2003 the SEC presented the Company with an Asset Forfeiture Notice requiring the transfer of all known assets of Dr. Lin, including all stock certificates, to the United States Government. Per the existing Voting Trust Agreement, these shares will continue to be voted by the outside directors of SurgiLight.

We Face Competition In Certain Markets

Medical laser centers, including the vision correction and the dermatology segments, are subject to intense, increasing competition, which could reduce our short-term cash flow. Our ophthalmic laser is cleared for certain applications and in clinical trials for other applications. Currently, the only FDA-approved techniques to correct presbyopia are monovision, wherein the patient has one eye corrected for near vision and one eye for far vision, blended vision, and multifocal implantable lenses and other surgical techniques are currently undergoing clinical trials. There is no assurance that any of these techniques or products will receive
FDA approval. Once approval is obtained, we cannot be certain that we will be able to compete successfully against current and future competitors. Many of our competitors have existing products and distribution systems in the marketplace and are substantially larger, better financed, and better known.

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




Item 7. Financial Statements



SURGILIGHT, INC.

December 31, 2005 and 2004


Table of Contents


	Report of Independent Certified Public Accountants	1

	Balance Sheets						2

	Statements of Operations				3

	Statements of Cash Flows				4

	Statements of Stockholders' Equity			5

	Notes to Consolidated Financial Statements		6




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
SurgiLight, Inc.
Orlando, Florida


We have audited the accompanying balance sheets of SurgiLight, Inc. as of December 31, 2005 and 2004 and the related statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of SurgiLight Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. SurgiLight, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of SurgiLight Inc.'s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SurgiLight, Inc as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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



/s/  Richard L. Brown & Company, P.A.

April 11, 2006
Tampa, Florida


1




                                         SURGILIGHT, INC.
                                          BALANCE SHEETS
                                    December 31, 2005 and 2004


                         ASSETS
                                                        2005           2004
                                                       ------         ------
Current assets:
   Cash                                             $   89,551    $    2,815
   Accounts receivable                                 197,195       158,846
   Inventories (note 6)                                360,000       360,000
   Prepaid data collection fees                        119,000       152,500
   Other current assets                                233,211       206,768
                                                     ---------    ----------
      Total current assets                             998,957       880,929

Property and equipment, net of accumulated
depreciation of $25,375 and $20,809 (note 7)            28,396        16,482

Other assets:
   Inventories (note 6)                              4,108,653     4,124,008
   Intangible assets, net of accumulated
    amortization of $365,841 and $355,845 (note 5)     100,039       110,035
   Prepaid data collection fees                         39,000       217,000
                                                    ----------    ----------
       Total assets                                 $5,275,045    $5,348,454
                                                    ==========    ==========

          LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses            $1,475,202    $1,546,892
   Accounts payable and accrued expenses-related
      party (note 18)                                1,008,770       978,768
   Customer deposits                                   120,000       120,000
   Short-term debt (note 8)                          1,394,129     1,608,029
   Convertible debentures (note 8)                      77,204        77,204
                                                    ----------    ----------
     Total current liabilities                       4,075,305     4,330,893

Long-term debt, less current maturities (note 8)            -        174,676

Commitments and Contingencies                               -             -

Stockholders' equity:
   Preferred stock, $0.0001 par value; 5,000,000
    shares authorized; 47,000 issued and
    outstanding                                            6               6
   Common stock, $0.0001 par value; 60,000,000
     shares authorized; 55,721,808 and 54,411,958
     issued; 55,485,523 and 54,326,823 outstanding       5,591         5,441
   Additional paid in capital                       11,511,958    11,467,108
   Treasury stock, 236,285 shares (at cost)           (206,095)     (202,095)
   Accumulated deficit                             (10,111,720)  (10,427,575)
                                                    ----------    ----------
        Total stockholders' equity                   1,199,740       842,885
                                                    ----------    ----------

        Total liabilities and stockholders' equity  $5,275,045    $5,348,454
                                                    ==========    ==========

See notes to financial statements.
2




                                  SURGILIGHT, INC.
                             STATEMENTS OF OPERATIONS
                      Years Ended December 31, 2005 and 2004


                                                          2005          2004
                                                         ------        ------
Revenue:
   Sales of equipment                                $   139,000   $ 1,705,000
   Licensing fees                                      1,900,000            -
   Less: Refunds                                              -        (78,000)
                                                     -----------   -----------
    Total Revenue                                      2,039,000     1,627,000
Cost of Sales                                             40,504       313,221
                                                     -----------   -----------
    Gross profit                                       1,998,496     1,313,779

Operating expenses:
   Salaries and benefits                                 364,515       383,832
   Advertising and selling                                 6,101         5,458
   Administrative and other                              290,834       485,582
   Provision for bad debt                                130,000       933,493
   Professional fees                                     675,806       666,532
   Research and development (note 13)                    449,500       267,746
   Depreciation & amortization                            14,562        13,908
                                                     -----------   -----------
    Total operating expenses                           1,931,318     2,756,551
                                                     -----------   -----------
Income (loss) from operations                             67,178    (1,442,772)

Other income and (expenses) (note 15):
   Royalty income                                         27,468         4,020
   Disgorgement income                                        -        106,354
   FDA deposit repayment                                      -        116,337
   Distributor deposits                                       -        285,333
   Vendor settlements                                    240,807       144,853
   Litigation settlement                                 100,000            -
   Other income                                           44,486        29,179
   Interest expense                                     (164,084)     (294,544)
                                                     -----------   -----------
    Total other income, net                              248,677       391,532
                                                     -----------   -----------
Income (loss) before income taxes                        315,855    (1,051,240)

Provision for (Benefit from)
   Corporate Tax
      Current                                            123,530            -
      Deferred                                          (123,530)           -
                                                     -----------   -----------
Provision for income tax                                      -             -
                                                     -----------   -----------
     Net Income (Loss)                               $   315,855   $(1,051,240)
                                                     ===========   ===========

     Basic and diluted income (loss) per share:
      Income (loss) from operations                      $ 0.00       $(0.03)
                                                        -------      -------
      Net income (loss) per share - Basic
        and diluted                                      $ 0.00       $(0.03)
                                                        =======      =======

     Weighted average shares used in calculating
      net income (loss) per share - Basic
         and diluted                                  55,466,209    49,281,928
                                                      ==========    ==========
See notes to financial statements.
3




                                       SURGILIGHT, INC.
                                   STATEMENTS OF CASH FLOWS
                           Years ended December 31, 2005 and 2004

                                                      2005            2004
                                                     ------          ------

Cash flows from operating activities:
  Net income (loss)                              $   315,855     $(1,051,240)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                     4,566           3,912
      Amortization                                     9,996           9,996
      Provision for bad debts                        130,000         933,493
      Impairment loss on loan fees                        -           97,500

 (Increase) decrease in assets and liabilities,
   net of business acquisitions and dispositions:
      Receivables                                   (168,349)       (959,879)
      Employee advances                                2,300              -
      Inventories                                     15,355         300,356
      Prepaid data collection fees                   211,500          97,000
      Other current assets                           (28,741)       (127,524)
      Accounts payable                                 3,310         945,831
      Customer deposits                                   -         (635,333)
                                                 ------------    ------------

      Net cash generated by (used in)
          operating activities                        495,792        (385,888)
                                                 ------------    ------------

Cash flows from investing activities:
  Purchases of equipment                             (16,480)             -
                                                 ------------    ------------

      Net cash (used in)
         investing activities                        (16,480)             -
                                                 ------------    ------------

Cash flows from financing activities:
  Issuance of short-term debt                             -          349,351
  Repayment of debt                                 (421,576)       (130,074)
  Loans from shareholders                             33,000          24,200
  Repayment of debentures                                 -         (337,694)
  Common stock issued for debenture conversion            -          451,500
  Treasury stock purchase                             (4,000)             -
                                                 ------------    ------------

      Net cash provided by (used in)
        financing activities                        (392,576)        357,283
                                                 ------------    ------------
Net increase (decrease) in cash                        86,736         (28,605)
Cash, beginning of year                                 2,815          31,420
                                                 ------------    ------------
Cash, end of year                                 $    89,551       $   2,815
                                                 ============    ============
Supplementary Disclosures:
Stock issued for services                         $    45,000       $  60,794
Cash paid during the year for interest            $    31,057       $      -


See notes to financial statements.
4




                                      SURGILIGHT, INC.
                             Statements of Stockholders' Equity
                           Years ended December 31, 2005 and 2004


                                                                    Additional
                                    Common Stock    Preferred Stock  Paid-In
                                  Shares    Amount  Shares Amount   Capital
                               -------------------- --------------- ----------

Balances at December 31, 2003  45,126,847    4,513   47,000     6  10,955,742

Stock issued for services         816,500       82       -      -      54,908

Debenture conversion            8,361,111      836       -      -     450,664

GEM payment                       107,500       10       -      -       5,794

Net Loss                               -        -        -      -          -
                               ---------- --------   ------   ---- ----------
Balances at December 31, 2004  54,411,958   $5,441   47,000    $6 $11,467,108

Stock issued for services       1,500,000      150       -      -      44,850

Treasury stock purchase          (190,150)      -                           -

Net Income                             -        -        -      -          -
                               ---------- --------   ------   ---- -----------
Balances at December 31, 2005  55,721,808   $5,591   47,000    $6  $11,511,958
                               ==========   ======   ======    ==  ===========




                                                              Total
                                 Treasury   Accumulated  Stockholders'
                                 Stock        Deficit      Equity
                                ---------- ------------- ------------

Balances at December 31, 2003     (202,095)   (9,376,335)  1,381,831

Stock issued for services               -            -        54,990

Debenture conversion                    -            -       451,500

GEM payment                             -            -         5,804

Net Loss                                -     (1,051,240) (1,051,240)
                                 ----------  ------------ ----------
Balances at December 31, 2004    $(202,095) $(10,427,575) $  842,885

Stock issued for services               -            -        45,000

Treasury stock purchase             (4,000)          -        (4,000)

Net Income                              -        315,855     315,855
                                 ---------  ------------  ----------
Balances at December 31, 2005    $(206,095) $(10,111,720) $1,199,740
                                 ========== ============= ==========


See notes to financial statements.
5




SURGILIGHT, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

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

Effective October 1, 2002, the Company entered into a formal plan to dispose of both Plantation and AMLSI. The AMLSI operations were discontinued at December 31, 2002 and all of its assets were written off except for the escrowed cash account. On June 12, 2003, the Company entered into an agreement to sell certain of the Plantation assets. Accordingly, the Plantation subsidiary has been disposed as of June 12, 2003.

Going Concern Risk and Management Plan

Liquidity and Capital Resources - As of December 31, 2005, we had a cash balance of $89,551 and a working capital deficit of $(3,076,348) as compared to a cash balance of $2,815 and a working capital deficit of $(3,449,964) at December 31, 2004. The Company had a positive $495,792 in cash flow from operating activities during 2004 and paid down $388,576, net, of its outstanding debt.

The Company's future capital requirements will depend on many factors: the scope and results of pre-clinical studies and pre-clinical trials, the cost and timing of regulatory approvals, research and development activities, establishment of manufacturing capacity, and the establishment of the marketing and sales organizations and other relationships, acquisitions or divestitures, which may either involve cash infusions or require additional cash. There is no guarantee that without additional revenue or financing, the Company will be able to meet its future working capital needs. In addition, without the required regulatory approvals, the value of the Company's inventory could become impaired.

The Company has significant liquidity problems which compromises its ability to pay principal and interest on debt and other current operating expenses in a timely manner. The Company is seeking additional sources of financing, which may include short-term debt, long-term debt or equity. There is no assurance that the Company will be successful in raising additional capital. During February 2005, the Company generated $1,800,000 in funds from the $2 million license agreement completed with Biolase. The Company is also continuing to negotiate with many of its vendors to settle those liabilities with lower payments.

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

Substantial Indebtedness - We have a substantial amount of indebtedness. As of December 31, 2005 the total indebtedness was $4,075,303 (including accounts payable and accrued expenses of $2,483,970, convertible debentures of $77,204, and short-term notes payable comprised of $88,200 in loans from shareholders, $217,775 in payments for legal services, customers deposits of $120,000 and the $1,088,154 remaining from the GEM convertible debenture conversion). The GEM note payable will be satisfied with an equity issuance when the Board of Directors authorizes additional common stock.

As a result of the level of debt and the terms of the debt instruments, our vulnerability to adverse general economic conditions is heightened. It is possible that we will be required to dedicate a substantial portion of both short-term and long-term cash flow from operations to repayment of debt, limiting the availability of cash for other purposes. We will continue to be limited by financial and other restrictive covenants in the ability to borrow additional funds, consummate bulk asset sales, or conduct mergers and acquisitions; affecting our flexibility in planning for, or reacting to, changes in the business and industry.

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

(b)  Principle of Consolidation

Historically, the consolidated financial statements included the accounts of the Company and its subsidiaries, Plantation and AMLSI; however, Plantation and AMLSI have been classified as discontinued operations at December 31, 2003. At December 31, 2004 and 2005, there are no operating segments or subsidiaries to consolidate.

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

(d)  Fair Value of Financial Instruments

We follow Statement of Financial Accounting Standards
No. 107, "Disclosures About Fair Value Of Financial Instruments" ("SFAS 107") and related pronouncements in accounting for and disclosing the value of financial instruments. The values we show for our financial assets and liabilities as of December
31, 2005 and 2004 (including cash and cash equivalents, accounts receivable, accounts payable, debt and accrued liabilities) approximate the fair market value of these assets and liabilities due to their short maturity.

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

				 2005 		   2004
				------		   ----
Balance at beginning of year	$    - 		$ 161,995
Provision for credit losses	     - 		  425,000
 Less: Charge offs 		     - 	 	 (586,995)
				-------	 	---------
Allowance for doubtful
  accounts-end of year		$    -	 	$      -
				=======		=========

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

The Company reports inventory as both short-term and long-term assets. The short-term component represents what is budgeted to be used during the next twelve-month sales cycle. At December 31, 2005 the short-term and long-term components were $360,000 and $4,108,653, respectively.

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

The following summarizes the amortization for the years ended
2005 and 2004:
		   2005	    2004
        	   ----     ----
	 	$211,500  $24,000

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

Any payments received from the customer prior to these events occurring are classified as customer deposits in the accompanying balance sheet. The Company does not have any post-shipment obligations nor does it accept customer returns on shipments.

(n)  Earnings (Loss) per Share

Basic earnings or loss per common share are computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied), if dilutive. Diluted loss per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase common stock, and convertible debentures and are included in the computation using the treasury stock method if they would have a dilutive effect. Diluted losses per share for the years ended December 31, 2005 and 2004 are the same as basic loss per share.

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

					  2005		 2004
					  ----		 ----
Net Income (Loss)  As reported		$315,855    $(1,051,240)
		   Pro forma		$303,025    $(1,234,411)

Income (Loss)      Basic and diluted
  Per share	   -----------------
		   As reported		 $  0.01	$ (0.02)
		   Pro forma		 $  0.01	$ (0.02)


The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:
					2005		2004
					----		----
Risk-free rate				  3%		  3%
Expected option life (in years)		  10		  10
Expected stock price volatility		147%		147%
Dividend yield				  0%		  0%
Weighted average grant date value	$0.03		$0.20

(q)  Operating Segments

The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", on December 31, 1998 that requires companies to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance. This statement also requires that public companies report certain information about their products and services, the geographic areas in which they
operate and their major customers.   At December 31, 2005, the Company
reported no ongoing operating segment activity.

(r)  Treasury Stock

In 2001, the Board of Directors authorized the repurchase on the open market, at management's direction, of up to 100,000 shares of the Company's stock during any one year. The Company subsequently repurchased 236,285 shares of common stock which are recorded as "Treasury Stock" and resulted in a reduction of "Stockholders' Equity."

(s)  Advertising

Advertising costs are expensed as incurred and amounted to $6,101 and $5,458 for the years ended December 31, 2005 and 2004, respectively.

(t)  Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform with the 2005 presentation.

(u)  Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(v)  Concentrations

For the year ended 2005, sales to one international distributor amounted to $139,000 or 100% of the total recorded sales of equipment for that year. Also for the year ended 2005, licensing fees of $1,900,000 and $27,468 of royalties were generated from single domestic companies. For the year ended 2004, sales to one international distributor amounted to $1,300,000 or $76% of the total recorded sales of equipment of $1,705,000.

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

In December 2004, the FASB issued a revision of SFAS 123, Accounting for Stock-based compensation, Statement No. 123R. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period which an employee is required to provide services in exchange for the award (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will be required to apply the provisions of Statement No. 123R beginning with its fiscal quarter commencing on January 1, 2006, and therefore the Statement has no impact to the financial statements for the year ended December 31, 2005. Although we have not yet determined whether the adoption of the SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123(R) and expect the adoption to not have a significant adverse impact on our consolidated operating results.

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


Note 3.	Prepaid Data Collection Fees

The Company enters into agreements with certain doctors to exchange a portion of a product's sales price for services related to the completion of certain portions of clinical studies necessary for obtaining product approval from the U.S. Food and Drug Administration. Typically, the amounts consist of a portion of the product sales price which is equal to the cost of the services to be rendered by the doctor, but no more than $25,000. Pursuant to the agreements, in the event the doctor is unable to complete the agreed upon clinical study, the doctor is required to remit a cash payment for the entire amount. The amounts are capitalized as prepaid research and development expense and are amortized upon completion of certain milestones of the clinical study. These studies are generally completed within one year.

The Company believes it is financially beneficial to enter into these types of agreements to ensure the clinical trials are conducted and completed in an appropriate manner. The financial impact of recording these transactions is small therefore the impact on the financial statements is insignificant in the operations of the Company. It is also the Company's belief that recording this transaction in this manner is the only way to properly reflect the obligations of both parties. Further the result of these agreements in the clinical trials process has led to the establishment of Distributor Agreements, which should result in good prospects to sell the remaining inventory over the next three years.

At December 31, 2004, the Company reclassified $217,000 of prepaid data collection fees from short-term asset categorization to long-term categorization. The short-term amounts are representative of the number of surgeries to be amortized over the following twelve months.


Note 4.	Common Stock

During 2005, the Company issued shares of common stock in exchange for legal services valued at $45,000. During 2004, the Company issued shares of common stock in exchange for legal services valued at $506,490 and interest expense valued at $5,804. The value for the legal fees was determined based on the value of the services performed.

Issuable Shares - At December 31, 2005 and 2004 the Company is obligated to issue 11,697,652 common shares to satisfy the balance of the GEM note payable.

At December 31, 2005 and 2004 the Company is obligated under the Convertible Debenture issued to GAM Laser to issue sufficient shares necessary to redeem the balance of $40,306.

At December 31, 2005 and 2004 the Company is obligated under the Convertible Debenture issued to KMOB to issue sufficient shares necessary to redeem the balance of $36,898. The Company is also obligated under the debenture to issue shares necessary to fully redeem the remaining balance of $195,102.


Note 5.	 Intangible Assets

The components of intangible assets at December 31, 2005 and 2004 are summarized as follows:

				  2005		  2004
				  ----		  ----
Patents				$150,000	$150,000
Application & loan costs	 315,880	 315,880
				--------	--------
Gross intangible assets		 465,880	 465,880
 Less: accumulated
  amortization			(365,841)	(355,845)
				--------	--------
Met intangible assets		$100,039	$110,035
				========	========

At December 31, 2005 and 2004, the Company evaluated the carrying value of its intangible assets to determine if an impairment had occurred that warranted an adjustment to the carrying value of those intangibles. As a result of those evaluations, certain prepaid loan costs were determined to be impaired as of December 31, 2004 and were therefore written off in an amount of $97,500 related to continuing operations.

The estimated aggregate amortization expense for each of the five succeeding years is as follows:

		Year	Amortization
		----	------------
		2006	$ 9,996
		2007	  9,996
		2008	  9,996
		2009	  9,996
		2010	  9,996


Note 6.	Inventories

The components of inventories at December 31, 2005 and 2004 are summarized as follows:
				    2005	   2004
				    ----	   ----
	Raw Materials		$1,650,704	$1,650,704
	Work in progress	   299,175	   299,175
	Finished goods		 2,518,774	 2,234,129
				----------	----------
	Total Inventory		$4,468,653	$4,484,008
				==========	==========

At December 31, 2005 and 2004, management has reclassified
$4,108,653 and $4,124,008, respectively, of the Company's inventory to long-term assets in the accompanying balance sheet to reflect inventory to be consumed beyond the current operating cycle.


Note 7.	Property and Equipment

Property and equipment used in continuing operations at December 31, are as follows:
					  2005		   2004
					  ----		   ----
Furniture and equipment			$ 35,026	$ 32,291
Laboratory equipment			   6,425	   5,000
Leasehold improvements			  12,320	      -
					--------	--------
Total property & equipment		  53,771	  37,291
 Less: accumulated
  depreciation				 (25,375)	 (20,809)
					--------	--------
Met property & equipment		$ 28,396	$ 16,482
					========	========

Depreciation expense amounts to $4,566 and $3,912 for the years ended December 31, 2005 and 2004, respectively.


Note 8.	Notes Payable and Convertible Debentures

Notes payable consist of the following at December 31, 2005
and 2004:
							   2005        2004
							   ----        ----
Note payable to financial institution. Interest
payable monthly at a variable rate of 30-day
commercial paper plus 3.15%.  Due on August 31,
2002.  Collateralized by all assets. In default
 and currently in litigation.  The liability was
settled for $100,000 on Feb. 2, 2005.			$       -  $  100,000

Note payable to legal firm for past services.
Terms are 25% due in April 2005, 25% in Oct.
2005, 25% in April 2006, and the final payment
including interest is due Oct. 2006.  Interest is
prime + 2 %.						$   73,695 $  158,829

Note payable to legal firm for past services.
Terms are 25% due in April 2005, 25% in Oct.
2005, 25% in April 2006, and the final payment
including interest is due Oct. 2006.  Interest is
prime + 2 %.						$  144,080 $  190,522

Note payable to Premier Laser Systems.  The
liability was settled for $100,000 on
May 18, 2005.						$       -  $  175,000

Note payable to director/shareholder,
including interest at 6%. Collateralized by
intangible assets.					$   26,000 $   31,000

Note payable to director/shareholder,
including interest at 6%. Collateralized
by intangible assets.  Additional monies
owed this director/shareholder are also
collateralized by intangible assets.			$   52,200 $   29,200

Notes payable to director/shareholder.			$   10,000 $   10,000

Note payable to GEM, including interest
at 8%.  Principal to be satisfied with
issuance of 11,697,652 shares of stock when
authorized by shareholders.				$1,088,154 $1,088,154
							---------- ----------
Total Notes Payable					$1,394,129 $1,782,705
  Less:  Current Maturities				 1,394,129  1,608,029
							---------- ----------
Long-Term Debt						$       -  $  174,676
							========== ==========

GEM Convertible Debenture - During January 2003, Global Emerging Markets ("GEM") had notified the Company of its intent to convert all of the debenture's remaining balance to stock effective January 2003.
Subsequently GEM and the Company agreed for GEM to convert the remaining $2 million debenture to common stock at a price of $0.093.

On June 17, 2003, the Company issued to GEM 5,800,216 shares that when combined with the transfer of the previously escrowed 4,002,132 shares that collateralized the original debenture, GEM was issued possession of 9,802,348 of the 21,500,000 shares resulting from the conversion. The remaining shares of 11,697,652 are to be issued upon authorization to increase the Company's total authorized common stock to 100 million from 60 million shares and thus are currently recorded as short-term debt with a balance of $1,088,154. The note payable is currently in a default status accruing interest at 8% per annum due to the inability of the Company to produce an effective registration statement.

Convertible debentures consist of the following at December 31,:

							  2005	    2004
							  ----	    ----
Debentures convertible at the average closing bid
Price for the ten trading days prior to conversio.	$40,306  $40,306
The debenture is uncollateralized and matured
December 31, 2002.

Debentures convertible at the average closing bid
Price for the ten trading days prior to conversion
And bearing monthly interest of approximately $1,300.	$36,898  $36,898
The debenture is uncollateralized and matured           -------  -------
December 31, 2002.

Total convertible debentures				$77,204  $77,204
							=======  =======

*This amount does not include the remaining balance to maturity of $195,102.


Note 9.  Income Taxes

Taxes computed at the statutory Federal income tax rate of 34% are reconciled to the provision for income taxes for the 2005 as follows:
			 Federal	  State	       Total
                         -------         -------       -----
Current Provision at
Prevailing Rates	 $106,433	 $17,097      $123,530

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

Stock options - The Company operates two open stock option plans:
the 1999 Stock Option Plan ("1999 Plan") and the 2001 Stock Option
Plan ("2001 Plan"). The total number of shares of stock that may be issued under the 1999 Plan is 150,000 and 3,000,000 under the 2001 Plan. In addition, the Company grants to CEO Colette Cozean, as part of her regulatory consultant compensation, 3,500 options per month, which are outside the scope of either of the option plans.

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

The options granted in 2005 and 2004 have an option exercise price that shall be not less than one hundred percent (100%) of the fair market value ("FMV") of the stock on the grant date. FMV is defined as the closing price of the stock on the grant date. All such options have a term of five years, with 40% vesting immediately upon the date of grant and the remainder vesting in equal increments of 20% each on the anniversary of the grant date for each of the three years following the grant date.

In May 2002, the Company issued stock options to employees and members of the Board of Directors (elected by shareholders) to acquire up to 1,200,000 shares of the Company's common stock. The options vest over a three-year period and are exercisable at approximately $.27 per share.

The Company's records show 3,693,616 stock options and 3,472,222 warrants outstanding at December 31, 2005. The following table summarizes the aggregate stock option activity for the years ended December 31, 2005 and 2004:

				Shares Under	  Weighted-
				   Option/	   Average
				   Warrant	Exercise Price
                                -----------     --------------
Outstanding at
  December 31, 2003		6,030,222	$0.54

Granted 2004			1,021,616	$0.10
Cancellations 2004		  278,000	$1.45
                                ---------
Outstanding at
  December 31, 2004 		6,773,838	$0.20

Granted 2005			  492,000	$0.03
Cancellations 2005		  100,000	$0.08
                                ---------
Outstanding at
  December 31, 2005 		7,165,838	$0.45
                                =========
Shares exercisable at
  December 31, 2005		6,829,175	$0.46
				=========


The range of exercise prices for options and warrants at December
31, 2005 was $0.01 to $1.50. The following tables summarize information about options and warrants outstanding at December 31, 2005:

                     Outstanding Options / Warrants
                     ------------------------------
                                       Weighted
	Range                           Average		Weighted
          Of            Number         Remaining         Average
       Exercise           Of          Contractual       Exercise
        Prices          Shares      Life (in years)       Price
       ___________________________________________________________
       $.01-$1.50       7,165,838          3.4              $0.45



                     Exercisable Options / Warrants
                     ------------------------------

		  Range                          Weighted
        	    Of            Number         Average
       		 Exercise           Of           Exercise
        	 Prices           Shares         Price
       		___________________________________________
      		$.01-$1.50       6,829,172       $0.46


Note 11.  Segment Information

As previously discussed, we have only one product and that product is primarily sold to international distributors. The following summarizes the equipment sales for the years ended 2004 and 2005:

			   2005	 	       2004
			   ----                ----
Domestic Sales  	$    	 -     0%  $  180,000      11%
International Sales	   139,000   100%   1,525,000	   89%
                        ----------         ----------
Total			$  139,000	   $1,705,000

For the year ended 2005, sales to one international distributor amounted to $139,000 or $100% of the total recorded sales of equipment of $139,000. For the year ended 2004, sales to one international distributor amounted to $1,300,000 or $76% of the total recorded sales of equipment of $1,705,000.


Note 12.  Lease Obligations

The Company leases office space under operating lease arrangements. Future minimum payments under the non-cancelable operating lease as of December 31, 2005, is approximated as follows:

	2006	$ 72,700
	2007	  76,346
	2008	  78,944
	2009	  81,631
	2010	  84,409

Rent expense for operations during the years ended December 31, 2005 and 2004 was $116,555 and $120,894, respectively.


Note 13.  Research and Development

For the years ended December 31, 2005 and 2004, the Company incurred $449,500 and $267,746, respectively, for research and development costs that were primarily focused on developing presbyopia as the Company's core business operation. Activities were focused on seeking U.S. FDA approval to begin performing clinical trials and selling the Company's technology in international markets.


Note 15.  Non-Operation Items

Royalty Income - On March 18, 2003, the Company announced that it had granted an exclusive three-year license for the Company's EX-308 Excimer laser technology to RA Medical Systems, Inc., a privately held developer, manufacturer and marketer of equipment for the treatment of various dermatological conditions. The agreement represents a new revenue source from a technology the Company elected not to pursue to continue to focus the corporate efforts on such key ophthalmic applications as presbyopia. The initial agreement provided for royalty payments to be made to us over a three-year time period and such payments amounted to $27,468 and $4,020 for 2005 and 2004, respectively. In 2006, this licensing arrangement was extended for another two years in exchange for an additional licensing fee and on-going royalties.

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

FDA Deposit Repayment - During 2004, the FDA refunded a deposit that was previously paid by a shareholder of the Company but not capitalized by the Company at the time of payment. The proceeds of the refund deposit were used to repay the existing Merrill Lynch line of credit obligation.

Distributor Deposits - During 2004, the Company terminated several of its international distributor agreements. The agreements were terminated by the Company due to lack of performance on the part of the distributors. The Company was under no obligation to refund any of the remaining deposits on future sales that had been previously paid to the Company. The Company recognized revenue to the extent of these remaining deposit balances.

Vendor Settlements - During 2004 and 2005, the Company had entered into agreements with several of its vendors to settle the Company's obligations in full at discounted terms. Those settlements amounted to $240,807 and $144,853 for 2005 and 2004, respectively.

Litigation Settlement - Advanced Medical Laser Services,
Inc. and Paul Miano had filed litigation against us alleging a breach of contract for our alleged failure to pay up to $1 million of working capital. This dispute could have affected our ability to control AMLSI if found to have merit as Mr. Miano claimed, as a result of the dispute, that he owned 55% of AMLSI. During August 2005, the Company and Miano agreed to settle the matter by Miano paying the Company approximately $212,500 over the next two years. The Company has recorded revenue of $100,000 in the financial statements ending December 31, 2005 from the receipt of Miano's initial progress payment on the settlement. During March 2006, Miano exercised his option to pay off the remaining liability in full for $112,500, which amount the Company has recorded as settlement revenue in its interim quarterly financial statements dated March 31, 2006. As part of the settlement, the Company purchased back from Miano 190,150 of its common shares, which have been recorded as treasury stock.


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


Note 17.  Legal Proceedings

Paul Miano - Advanced Medical Laser Services, Inc. and
Paul Miano had filed litigation against us alleging a breach of contract for our alleged failure to pay up to $1 million of working capital. This dispute could have affected our ability to control AMLSI if found to have merit as Mr. Miano claimed, as a result of the dispute, that he owned 55% of AMLSI. During
August 2005, the Company and Miano agreed to settle the matter by Miano paying the Company approximately $212,500 over the next two years. The Company has recorded revenue of $100,000 in the financial statements ending December 31, 2005 from the receipt of Miano's initial progress payment on the settlement. During March 2006, Miano exercised his option to pay off the remaining liability in full for $112,500, which amount the Company has recorded as settlement revenue in its interim quarterly financial statements dated March 31, 2006. As part of the settlement, the Company purchased back from Miano 190,150 of its common shares, which have been recorded as treasury stock.

SEC Investigation - On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court for the Middle District of Florida by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleges that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and seeks damages and injunctive relief against them and an injunction against us.
Dr. Lin, the founder and former employee, has agreed to indemnify the Company against any liabilities resulting from these actions.

On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages amounting to $1,475,000.
During December 2004, SurgiLight entered into a settlement agreement with the SEC regarding a disgorgement fee of $106,354 that had been previously assessed. That settlement agreement forgave the disgorgement liability in full. The Company, without admitting or denying the actions, committed to abide by SEC regulations in the future. On May 31, 2003 the SEC presented the Company with an Asset Forfeiture Notice requiring the transfer of all known assets of Dr. Lin, including all stock certificates, to the United States Government. Per the existing Voting Trust Agreement, these shares will continue to be voted by the outside directors of SurgiLight.

Merrill Lynch Business Financial Services - On December 4, 2002, Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") filed a lawsuit in the Circuit Court for the Ninth Judicial Circuit in and for Orange County, Florida, alleging us, the Company, as debtor, AMLSI and J.T. Lin as guarantors, and other parties, were in breach of a $500,000 Line of Credit and Loan and Security Agreement issued by Merrill Lynch to the Company, which is secured by all the Company's assets. Payments were subsequently made to Merrill Lynch resulting in a balance due of $141,548 (which includes accrued interest of $27,811) at December 31, 2004. During February 2005, Merrill Lynch agreed to settle the obligation for a lump sum payment of $100,000. Accordingly, SurgiLight has adjusted the liability to $100,000 at December 31, 2004 and paid the liability off in full during February 2005.

GEM Convertible Debenture - During January 2003, GEM had notified the Company of its intent to convert all of the debenture's remaining balance to stock effective January 2003. Subsequently GEM and the Company agreed for GEM to convert the remaining $2 million debenture to common tock at a price of $0.093. GEM initially converted shares equal to nineteen and nine-tenths percent (19.9%) of the total issued and outstanding shares of the Company's common stock on April 11, 2003 (the "Effective Date") and was also granted possession of the shares that were originally escrowed as part of the debenture agreement. GEM will only be authorized to vote 19.9% of the Company's authorized and outstanding shares except under certain conditions and has been awarded one seat on the Company's Board of Directors. GEM will also set aside
2.1 million shares, which represent 10% of the total conversion shares, to be used for a management and employee stock option plan. At December 31, 2004, the debenture has been partially converted leaving a note payable liability balance of $1,088,154. That note payable is convertible into shares of common stock when sufficient shares become authorized and available. The Company has been notified by GEM's legal counsel to cure the issuance of the remaining shares.

Raul Arevalo - On April 21, 2005, the Company received a personal injury complaint from Raul Arevalo, claiming damages in excess of $50,000 for injuries caused to his eyes in May 1997 by an excimer laser allegedly manufactured and sold by J.T. Lin and Photon Data, a predecessor to SurgiLight. The Company, based on advice of its counsel, is vigorously defending itself against this claim.

Other Litigation - From time to time, the Company is party to other litigation. The Company and its counsel believe this litigation is not material.


Note 18.  Certain Relations and Related Transactions

Premier Laser Systems - The Company's balance as of December 31, 2004 to Premier Laser Systems, Inc. was $175,000 payable in cash remaining from the purchase of Premier's ophthalmic laser product line in December 2001. The liability was settled for $100,000 on May 18, 2005. Colette Cozean, Ph.D. a Director and Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999.

In November 2000, the Company entered into a consulting agreement with Dr. Cozean. Currently, the Company agreed to pay her as a regulatory consultant at a rate of $13,500 per month and issue her options each month for 3,500 shares at a 10% discount off of fair market value in exchange for her services.

Officers and Shareholders - The Company's balance as of
December 31, 2005 to CEO Colette Cozean is $749,244 (which includes accrued interest of $98,064) and is recorded in accounts payable. The Company's balance as of December 31, 2005 to CFO Stuart Michelson is $119,483 (which includes accrued interest of $3,983) and is also recorded in accounts payable. The balances at December 31, 2004 for the CEO and CFO were $725,234 and $86,283, respectively. The Company's balance as of December 31, 2005 to President/COO Timothy Shea is $140,043 (which includes accrued expenses of $25,917 and accrued salary of $114,126).

During October 2002, CEO Colette Cozean and CFO Stuart Michelson each loaned the Company $20,000 which was used to fund a portion of the closing costs on the Company's current debt refinancing.
In April 2003, Michelson loaned the Company an additional $6,000. During 2004, Cozean and Michelson loaned additional funds to the Company in the amounts of $9,200 and $5,000, respectively. Also during 2004, Louis P. Valente, a director/shareholder lent the Company $10,000 to fund a portion of legal services. During 2005, Cozean lent an additional $33,000 to the Company. Payments of $10,000 and $5,000 were repaid to Cozean and Michelson, respectively, in 2005.

UCC forms were filed to secure these loans with the Company's intangible assets as well as other unpaid fees due these Directors. See Note 9 for additional disclosure.

Royalties - For the years ended December 31, 2005 and 2004, royalties were accrued for the benefit of J.T. Lin, a former employee and director of the Company, in the amounts of $3,091 and $16,966, respectively, and are included in Salaries and benefits in the accompanying Consolidated Statements of Operations. Dr. Lin receives a royalty of 2.5% of the net revenues generated over the life of the patents.

Sale of Excimer Laser Systems - Until 2002, the majority of our sales were generated from laser centers. The Board of Directors then determined that we should focus on presbyopia as our core business product; therefore in March 2002 we signed a binding letter of intent to sell the Company's remote international laser center's assets and liabilities in China, Vietnam and Egypt. The purchaser, Orlando-based Tao Enterprises, agreed to pay $332,000 for the assets, with up to an additional $50,000 to be based on clinic revenues. The Company's founder, former CEO and significant shareholder J.T. Lin serves as beneficial owner of Tao Enterprises. At this date, Tao Enterprises has defaulted on its installment payments beginning with the payment due February 15, 2003 for $83,000. Accordingly, we have previously written off the entire $158,000 remaining balance. We also sold our U.S. laser centers beginning in 2002.

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


Note 19.  Other Current Assets

At December 31, 2005 and 2004, included in Other Current Assets, was Employee Advances of approximately $136,000 and $139,000, respectively. Included as part of accounts payable and accrued expenses, the Company has recorded approximately $497,000 of accrued payroll costs. The Company has the right to offset the employee advances against the accrued payroll costs.


Note 20.  Subsequent Events

Directors - During February, 2006 the Company's board of directors appointed Richard Ajai and Craig Collins to fill two vacant seats on the Board.

Preliminary Injunction - During January, 2006 the Company's received a temporary injunction from the Civil Court in Orange County, Florida, that prohibits Dr. J.T. Lin from contesting the ownership of 33 patents or patent applications worldwide of which he is a named inventor. These patents were assigned by agreement to SurgiLight, but Dr. Lin has refused to sign the paperwork required to prosecute these patents. In addition, the European patent office recently rejected Dr. Lin's claims with regard to certain European patents.


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

In connection with our financial statements for the year ended December 31, 2003, a disagreement exists between the former and current independent accountants pertaining to the valuation and recording of certain warrants issued by the Company in a private placement transaction that occurred during the year ended December 31, 2003.

The effect on the financial statements as recommended by the current independent accountants would treat these warrants as additional compensation thereby increasing expenses and net loss for the year ended December 31, 2003 by $275,000, which results in an increase in accumulated deficit and in additional paid-in capital of $275,000 at December 31, 2003. The estimated fair value of these warrants was calculated using the Black-Scholes pricing model. The recording of this transaction would not change total stockholders' equity.

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


PART III

Item 10. Directors, Executive Officers, Promoters, and Control
Persons; Compliance with Section 16(a) of the Exchange Act

The table below sets forth the names of our executive officers and directors and information concerning them:


              Name                 Age           Position
              ----                 ---           --------

Timothy J. Shea                    48     President, Chief Operating
Officer,Secretary

Ming-yi Hwang, Ph.D.               49     Director of R&D

Colette Cozean, Ph.D. 4,7          48     Chairwoman, CEO, Director

Robert J. Freiberg, Ph.D. 3,6      67     Director

Stuart E. Michelson, Ph.D. 4,6     53     CFO, Treasurer, Director

Louis P. Valente, CPA 3,5          74     Vice-Chairman, Director

Ronald Higgins 2,4,5               64     Director

Richard Ajai 2,3, 7                 -     Director

Craig Collins 2, 6                  -     Director

2. Audit Committee  3. Compensation Committee  4. Special Committee
5. Staggered Term Ends 2008.  6. Staggered Term Ends 2006
7. Staggered Term Ends 2007

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

Robert J. Freiberg, Ph.D. Dr. Freiberg was appointed as a Director in July 2001. Dr. Freiberg has held numerous senior management positions in engineering, business development, R & D, marketing, program management, quality assurance, and manufacturing operations. Between 2000 - 2002, he served as the Vice President of Engineering of Leap Frog, Inc., a high tech educational products provider for schools and adults in the Silicon Valley. Between 1997 and 2000 he has served as a Senior Vice President of Engineering and Program Management and Vice President of Engineering of Industrial Electronic Engineer Inc. for General Scanning, Inc. Dr. Freiberg has served as the General Manager of optics and applied technologies divisions of United Technology, Business Manager of high power optics at TRW, Program Manager at Baxter Healthcare,
Inc., and Director of Engineering and Manufacturing Operation at Pfizer Laser Systems, a division of Pfizer, Inc. In addition to his positions in the commercial business world, he has also participated on the board of a large non-profit organization for fifteen years. Dr. Freiberg earned his M.S.
(1963) and Ph.D. in Physics (1966) from the University of Illinois and has generated to date 28 patents and authored
60 technical publications and presentations in the areas of laser surgical devices, servo-controlled optical systems, endoscopic optical diagnostics, laser resonator configurations and fiber optic delivery systems. Dr. Freiberg is a member of the American Society for Laser Medicine and Surgery, the
Optical Society of America, the Institute for Electrical & Electronic Engineers, and a fellow in the International Society of Optical Engineering. He is also listed in Who's Who in Science and Engineering and Who's Who of Business
Leaders.

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

Richard Ajay, Ph.D. - Richard Ajayi, Ph.D., 57, was elected as a Director in March 2006. Dr. Ajayi earned his Ph.D. in Business Administration from Temple University and is currently an Associate Professor of Finance at the University of Central Florida. He also serves as a consultant in international finance. He is a founding member of the African Finance and Economics Association and served as the Association's second president form 1996 to 1998. Dr. Ajayi was a member of an earlier SurgiLight Board from June 2000 to May 2001. Dr. Ajayi will serve on the Audit Committee and the Compensation Committee.

Craig Collins, CPA - Craig Collins, CPA, 59, was elected as a Director in March 2006. Mr. Collins earned his Bachelor of Science degree at Fresno State College and became a Certified Public Accountant in 1973. Mr. Collins has served in numerous business, management and financial capacities including Controller, Chief Financial Officer and
Executive Vice President in both the private and public sectors.
He is currently a member of the management team in a Company involved in turnarounds or dissolutions of financially distress companies and overseas the financial restructuring about 10 such companies a year. Mr. Collins will serve on the Audit Committee.

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

Item 10. Executive Compensation

The following table sets forth a summary of cash and non-cash compensation awarded or paid to, or earned by, executive officers with respect to services rendered in such capacity during 2004 and 2003. No other employee officers earned in excess of $100,000 during 2005 or 2004.

Name and Principal Position         Year       Salary        Bonus
---------------------------         ----       ------       -------
Timothy J. Shea, President and      2005       $135,000     Undecided
Chief Operating Officer

Timothy J. Shea, President and      2004       $135,000     Undecided
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

The compensation committee has reviewed the compensation and performance of the officers of the Company as compared to industry standards, and revised the compensation packages as appropriate for the year ending December 31, 2004.

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


  Name and Address of Beneficial Owner  Vested Shares Total Shares  Percent
  ------------------------------------  ------------- ------------ ---------
GEM Global Yield Fund, Ltd. (1)           9,802,348      9,802,348   19.9%
Hunkins Waterfront Plaza
P.O. Box 556, Main Street
Nevis, West Indies

Voting Trust Committee of SurgiLight (2)  3,642,238      3,642,238    6.0%
2100 Alafaya Trail, Suite 600
Orlando, Florida 32826

Edward Tobin (6)                                 -              -       *
2100 Alafaya Trail, Suite 600
Orlando, Florida 32826

Colette Cozean, Ph.D.(3,6)                  737,000        797,000    1.3%
2100 Alafaya Trail, Suite 600
Orlando, Florida 32826

Robert J. Freiberg, Ph.D.(6)                190,000        250,000      *
2100 Alafaya Trail, Suite 600
Orlando, Florida 32826

Ming-yi Hwang                                16,000         16,000      *
2100 Alafaya Trail, Suite 600
Orlando, Florida 32826

J.T. Lin                                  8,409,762      8,409,762   14.0%
4532 Carriage Trail (4)
Oviedo, Florida 32765

Stuart E. Michelson, Ph.D. (6)(7)           390,000        450,000     *
2100 Alafaya Trail, Suite 600
Orlando, Florida 32826

Timothy J. Shea (5)                         800,000        800,000    1.3%
2100 Alafaya Trail, Suite 600
Orlando, Florida 32826

Louis P. (Dan) Valente (6)                  190,000        250,000     *
2100 Alafaya Trail, Suite 600
Orlando, Florida 32826

Ronald Higgins (6)                           20,000    -    50,000     *
2100 Alafaya Trail, Suite 600
Orlando, Florida 32826

Richard Ajayi, Ph.D. (6)                         -              -      *
2100 Alafaya Trail, Suite 600
Orlando, Florida 32826

Craig Collins (6)                                -              -      *
2100 Alafaya Trail, Suite 600
Orlando, Florida 32826

Knobbe, Martens, Olson & Bear LLP         7,000,000     7,000,000   11.6%
2040 Main Street, 14th Floor
Irvine, CA  92614

Premier Laser Systems, Inc.               5,347,954     5,347,954    8.9%
1 Argonaut  Suite 201
Alsio Viejo, CA  92656

Jackson, Clements & Dawson LLP            1,361,111     1,361,111    2.3%
5728 Major Blvd., Suite 600
Orlando, FL  32819


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


Item 12. Certain Relations and Related Transactions

Premier Laser Systems - The Company's balance as of December 31, 2004, to Premier Laser Systems, Inc. was $175,000 payable in cash remaining from the $1.7 million purchase of Premier's ophthalmic laser product line in December 2001. That liability was settled in full in May 2005. Colette Cozean, Ph.D. a Director and Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999.

In November 2000, the Company entered into a consulting agreement with Dr. Cozean. Currently, the Company agreed to pay her as a regulatory consultant at a rate of $13,500 per month and issue her options each month for 3,500 shares at a 10% discount off of fair market value in exchange for her services.

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

Directors' Loans made to the Company - During October 2002, CEO Colette Cozean and CFO Stuart Michelson each loaned the Company $20,000 which was used to fund a portion of the closing costs on the Company's current debt refinancing. In April 2003, CFO Michelson loaned an additional $6,000 to the Company. During 2004, Cozean and Michelson loaned additional funds to the Company in the amounts of $9,200 and $5,000, respectively. Also during 2004, Louis P. Valente, a director/shareholder lent the Company $10,000 to fund a portion of legal services. During 2005, Cozean lent an additional $33,000 to the Company. Payments of $10,000 and $5,000 were repaid to Cozean and Michelson, respectively, in 2005.

UCC forms were filed to secure these loans with the Company's intangible assets as well as other unpaid fees due these Directors. See Note 9 for additional disclosure.

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
 10.4     Registrant's Form Distribution Agreement
10.5	Contract Manufacturing Agreement by and between SurgiLight, Inc. and
           A & A Medical, Inc., dated as of January 3, 2001.
 17 (4)   J.T. Lin's letter of resignation, dated March 13, 2002.
21	Subsidiaries of the Registrant
22	Merrill Lynch Agreement
23	GEM Revised Agreement
24	Stuart Michelson Agreement
25	Colette Cozean Agreement
26	R.A. Medical Agreement
27	Private Placement Agreement
28	EMX Agreement
29	Plantation Laser Center Asset Sale Agreement
30	Section 302 Certifications
31	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted by
Section 906 of the Sarbanes-Oxley Act of 2002.
32	Biolase agreement
33	Merrill Settlement Agreement



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


Dated: April 14, 2006           SurgiLight, Inc.
                             a Florida corporation

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

By:  /s/  Colette Cozean                      Date: April 14, 2006
     -------------------
          Colette Cozean
          Chief Executive Officer

By:  /s/  Stuart Michelson                    Date: April 14, 2006
     -------------------
          Stuart Michelson
          Chief Financial Officer


  By:  /s/  Richard Ajai                      Date: April 14, 2006
       -------------------
            Richard Ajai
            Director

By:  /s/  Ronald Higgins                      Date: April 14, 2006
     ------------------------
          Ronald Higgins
          Director

By:  /s/  Louis P. (Dan) Valente              Date: April 14, 2006
     --------------------------
          Louis P. (Dan) Valente, CPA.
          Director

By:  /s/  Robert J. Freiberg                  Date: April 14, 2006
     -----------------------
          Robert J. Freiberg, Ph. D.
          Director

By:  /s/  Craig Collins                       Date: April 14, 2006
     -----------------------
          Craig Collins
          Director





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
 10.4     Registrant's Form Distribution Agreement
10.6	Contract Manufacturing Agreement by and between SurgiLight, Inc. and
           A & A Medical, Inc., dated as of January 3, 2001.
 17 (4)   J.T. Lin's letter of resignation, dated March 13, 2002.
34	Subsidiaries of the Registrant
35	Merrill Lynch Agreement
36	GEM Revised Agreement
37	Stuart Michelson Agreement
38	Colette Cozean Agreement
39	R.A. Medical Agreement
40	Private Placement Agreement
41	EMX Agreement
42	Plantation Laser Center Asset Sale Agreement
31   Section 302 Certifications
32  Certifications Pursuant to 18 U.S.C. Section 1350, as adopted by
Section 906 of the Sarbanes-Oxley Act of 2002.





Exhibit 31.1

CERTIFICATIONS

I, Colette Cozean, Chief Executive Officer of SurgiLight, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of SurgiLight, Inc. (the "Small Business Issuer");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Small Business Issuer as of, and for, the periods presented in this report;

4. The Small Business Issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Small Business Issuer and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Small Business Issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting,
or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accoudance with generally accepted accounting principles;

c)	 Evaluated the effectiveness of the Small Business Issuer's
disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	 Disclosed in this report any change in Small Business Issuer's internal control over financial reporting that occurred during the Small Business Issuer's most recent fiscal quarter (the Small
Business Issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Small Business Issuer's internal control over financial reporting; and

5. The Small Business Issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Small Business Issuer's auditors and the audit committee of the Small Business Issuer's board of directors (or persons performing the equivalent function):

a)	 All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Small Business Issuer's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Small Business
Issuer's internal control over financial reporting.

Date:  April 14, 2006		By: /s/Colette Cozean
				Colette Cozean
				Chairwoman and Chief Executive Officer


Exhibit 31.2

CERTIFICATIONS

I, Stuart Michelson, Chief Financial Officer of SurgiLight, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of SurgiLight, Inc. (the "Small Business Issuer");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Small Business Issuer as of, and for, the periods presented in this report;

4. The Small Business Issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Small Business Issuer and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Small Business Issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting,
or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accoudance with generally accepted accounting principles;

c)	 Evaluated the effectiveness of the Small Business Issuer's
disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	 Disclosed in this report any change in Small Business Issuer's internal control over financial reporting that occurred during the Small Business Issuer's most recent fiscal quarter (the Small
Business Issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Small Business Issuer's internal control over financial reporting; and

5. The Small Business Issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Small Business Issuer's auditors and the audit committee of the Small Business Issuer's board of directors (or persons performing the equivalent function):

a)	 All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Small Business Issuer's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Small Business
Issuer's internal control over financial reporting.

Date:  April 14, 2006			By: /s/Stuart Michelson
					Stuart Michelson
					Chief Financial Officer


Exhibit 32.1


CERTIFICATION PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND
CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Colette Cozean, certify, pursuant to 18 United States Code,
Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, that the Annual Report of SurgiLight, Inc. on
Form 10-KSB for the period ended December 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of SurgiLight, Inc.


Date:  April 14, 2006	By: /s/  Colette Cozean
			Colette Cozean
			Chairwoman and Chief Executive Officer



I, Stuart Michelson, certify, pursuant to 18 United States Code,
Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, that the Annual Report of SurgiLight, Inc. on
Form 10-KSB for the period ended December 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of SurgiLight, Inc.



Date:  April 14, 2006	By: /s/  Stuart Michelson
			Stuart Michelson
			Chief Financial Officer