Form 10QSB
period 2006-03-31
SURGILIGHT INC
filed 2006-05-19
CIK 1070289

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549
             FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006




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


Number of shares outstanding of common equity, as of May 18, 2006 was 55,721,808





SURGILIGHT CORPORATION

QUARTER ENDED MARCH 31, 2006

INDEX


PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements

Condensed Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005.

Condensed Statements of Operations for the three-months ended
March 31, 2006 and 2005 (unaudited).

Condensed Statements of Cash Flows for the three-months ended
March 31, 2006 and 2005 (unaudited).

Condensed Statement of Stockholders' Equity (unaudited).

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

                          SURGILIGHT, INC.
                    BALANCE SHEETS (Unaudited)

                              ASSETS
                                                    March 31,   December 31,
                                                      2006         2005
                                                     ------       ------
Current assets:
   Cash                                           $   49,073     $   89,551
   Accounts receivable                                31,323        197,195
   Inventories (note 6)                              360,000        360,000
   Prepaid data collection fees                      119,000        119,000
   Other current assets                              229,162        233,211
                                                   ---------     ----------
      Total current assets                           788,558        998,957

Property and equipment, net of accumulated
 depreciation of $26,992 and $25,375                  26,779         28,396

Other assets:
   Inventories (note 6)                            4,108,653      4,108,653
   Intangible assets, net of accumulated
    amortization of $368,340 and $365,841             97,540        100,039
   Prepaid data collection fees                       39,000         39,000
                                                  ----------     ----------
      Total assets                                $5,060,530     $5,275,045
                                                  ==========     ==========

                 LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses          $1,555,335     $1,475,202
   Accounts payable and accrued expenses
    - related party                                1,023,632      1,008,770
   Customer deposits                                 120,000        120,000
   Short-term debt                                 1,359,129      1,394,129
   Convertible debentures                             77,204         77,204
                                                  ----------     ----------
     Total current liabilities                     4,135,300      4,075,305

Commitments and Contingencies                             -              -

Stockholders' equity:
   Preferred stock, $0.0001 par value;
    5,000,000 shares authorized; 47,000 issued
    and outstanding                                         6              6
   Common stock, $0.0001 par value; 60,000,000
    shares authorized; 55,721,808 and
    54,411,958 issued; 55,485,523 and 54,326,823
    outstanding                                          5,591          5,591
   Additional paid in capital                       11,532,293     11,511,958
   Treasury stock, 236,285 shares (at cost)           (206,095)      (206,095)
   Accumulated deficit                             (10,406,565)   (10,111,720)
                                                    ----------     ----------
     Total stockholders' equity                        925,230      1,199,740
                                                    ----------     ----------
     Total liabilities and stockholders' equity     $5,060,530     $5,275,045
                                                    ==========     ==========
See accompanying notes.



                      SURGILIGHT, INC.
          CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                               Three Months Ended
                                             March 31,     March 31,
                                               2006          2005
                                           -----------   -----------
Revenue:
   Licensing fees                          $        -    $ 1,900,000
                                           -----------   -----------
    Total Revenue                                   -      1,900,000
Cost of Sales                                    3,568         2,233
                                           -----------   -----------
    Gross profit                                (3,568)    1,897,767

Operating expenses:
   Salaries and benefits                       104,456        69,244
   Administrative and other                     81,793        46,309
   Professional fees                           139,834        69,344
   Research and development                     47,001        47,001
   Depreciation & amortization                   4,116         3,461
                                            -----------   -----------
    Total operating expenses                   377,200       235,359
                                            -----------   -----------
Income (loss) from operations                 (380,768)    1,662,408

Other income and (expenses) (note 15):
   Vendor settlements                               -         11,256
   Litigation settlement                       125,000            -
   Other income                                     -            360
   Interest expense                            (39,077)      (39,697)
                                            -----------   -----------
    Total other income, net                     85,923       (28,081)
                                            -----------   -----------
Income (loss) before income taxex             (294,845)    1,634,327

Provision for (Benefit from)
   Corporate Tax
      Current                                       -        639,184
      Deferred                                      -       (639,184)
                                            -----------   -----------
Provision for income tax                            -             -
                                            -----------   -----------
     Net Income (Loss)                      $  (294,845)  $ 1,634,327
                                            ===========   ===========

     Basic and diluted income (loss)
        per share:
      Income (loss) from operations            $(0.01)      $ 0.03
                                               -------      -------
      Net income (loss) per share -
      Basic and diluted                        $(0.01)      $ 0.03
                                               =======      =======

     Weighted average shares used in
      calculating net income (loss)
      per share - Basic and diluted          55,721,808    54,411,958
                                             ==========    ==========
See accompanying notes.



                     SURGILIGHT, INC.
       CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                               Three Months Ended
                                               March 31,   March 31,
                                                 2006       2005
                                              ----------  ----------

Cash flows from operating activities:
  Net income (loss)                        $  (294,845)   $1,634,327
  Adjustments to reconcile net income
   (loss) to net cash used provided by
   (used in) operating activities:
      Depreciation                               1,617           962
      Amortization                               2,499         2,499
      Share-based compensation expense          20,335            -
 (Increase) decrease in assets and
   liabilities
      Receivables                              165,872       (85,000)
      Employee advances                         (8,048)       (7,500)
      Prepaid expenses                          12,098            -
      Accounts payable & accrued expenses
       - third parties                          80,132      (160,746)
      Accounts payable - related parties        14,862       116,570
                                            -----------   -----------
      Net cash provided by (used in)
         operating activities                   (5,478)    1,501,112
                                            -----------   -----------

Cash flows from financing activities:
  Repayment of debt                            (35,000)     (115,000)
  Proceeds from shareholder loans                   -         33,000
                                            -----------   -----------
      Net cash (used in)
        financing activities                   (35,000)      (82,000)
                                            -----------   -----------
Net increase (decrease) in cash                (40,478)    1,419,112

Cash beginning of period                        89,551         2,815
                                            -----------   -----------

Cash end of period                           $   49,073    $1,421,927
                                            ===========   ===========

Supplemental disclosure:

Cash paid during the period for interest     $       -     $       -
Income taxes paid                            $       -     $       -
                                            ===========   ===========

See accompanying notes.



                              SURGILIGHT, INC.
           CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                   For the Three Months Ended March 31, 2006


                                                                Additional
                            Preferred Stock     Common Stock      Paid-In
                             Shares  Amount   Shares   Amount     Capital
                           --------- ------ ---------  -------  ----------
Balances at
   December 31, 2005         47,000    $6  55,721,808 $5,591  $11,511,958

Share-based compensation         -      -          -      -        20,335

Net loss                         -      -          -      -            -
                             ------    --  ---------- ------  -----------

Balances at
   March 31, 2006            47,000    $6  55,721,808 $5,591  $11,532,293
                             ======    ==  ========== ======  ===========



                            SURGILIGHT, INC.
          CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                  For the Three Months Ended March 31, 2006


                                                         Total
                                  Treasury     Accum.  Stockholders
                                    Stock     Deficit     Equity
                                 ----------  --------- ------------
Balances at
   December 31, 2005            $(206,095)$(10,111,720)$ 1,199,740

Share-based compensation               -            -       20,335

Net loss                               -      (294,845)   (294,845)
                                ---------- ------------ ----------

Balances at
   March 31, 2006               $(206,095)$(10,406,565) $  925,230
                                ========== ============ ==========

See accompanying notes.





SURGILIGHT INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND BASIS OF PRESENTATION

SurgiLight, Inc. ("the Company" or "SurgiLight") sells ophthalmic lasers and related products and services based on its own and licensed intellectual property, primarily for use in refractive and presbyopia procedures.

The accompanying unaudited condensed financial statements of SurgiLight, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X and the instructions of Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America. Management believes the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2005 and 2004, including the notes thereto, and the other information included in the Company's filing on Form 10-KSB, which was filed with the Securities and Exchange Commission, SEC, on April 14, 2006. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this filing. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006.

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

Mr. Miano had filed litigation against us originally alleging a breach of contract for our alleged failure to provide up to $1 million of working capital (see note 3 - Legal Proceedings). In addition, Mr. Miano has claimed that J.T. Lin, the founder, fraudulently induced him into signing the first contract. We, based on advice of legal counsel, believed that AMLSI was a wholly owned subsidiary and, accordingly had consolidated the accounts of AMLSI in our previous financial statements. At December 31, 2002 Mr. Miano ceased any business operations of AMLSI and transferred the existing assets to a newly formed entity without our consent or knowledge. In January 2004, we filed suit seeking recovery of the value of the assets transferred plus additional statutory damages. In February 2004, Miano revised his claims and added certain officers and directors of SurgiLight to the litigation. During August 2005, the Company and Miano agreed to settle the matter by Miano paying the Company approximately $212,500 over the next two years. The Company has recorded revenue of $100,000 in the quarterly financial statements ending September 30, 2005 from the receipt of Miano's first of three annual settlement payments. During February 2006, Miano exercised his option to pay the remaining balance of $125,000 at a discounted amount of $112,500, which the Company has recorded as revenue at that date. As part of the settlement, the Company purchased back from Miano 190,150 of its common shares, which have been recorded as treasury stock at December 31, 2005.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements in the 10-KSB filed for the period ended December 31, 2005, the Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. These matters, among other things, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans related to these matters are also discussed in that related Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

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

U.S. Department of the Treasury - In July 2004, the Company was contacted by the U.S. Department of the Treasury who is investigating a shipment of an ophthalmic laser to Iran in 2000 by the founder of the Company. The Company filed written correspondence to the Department of the Treasury as a result of that contact. Since that July 2004 date, the Company has had no further contact with the Department of the Treasury nor does the Company expect to have any further contact with the customer regarding this shipment.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

During December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" ("SFAS No. 123R") requiring that the compensation cost relating to all share-based payment transactions be recognized in financial statements. As explained in Note 5, the Company adopted SFAS No. 123R on January 1, 2006. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method to account for employee stock options and only recorded compensation if the fair market value exceeded the exercise price at the date of grant.

NOTE 4.  LEGAL PROCEEDINGS

Paul Miano - Advanced Medical Laser Services, Inc. ("AMLSI") and Paul Miano ("Miano") filed a lawsuit against us on September 26, 2001, in Broward County, later moved to Orange County, alleging breach of contract for our alleged failure to finance up to $1,000,000 of working capital. During August 2005, the Company and Miano agreed to settle the matter by Miano paying the Company approximately $212,500 over the next two years. The Company has recorded revenue of $100,000 in the quarterly financial statements ending September 30, 2005 from the receipt of Miano's first of three annual settlement payments. During February 2006, Miano exercised his option to pay the remaining balance of $125,000 at a discounted amount of $112,500, which the Company has recorded as other income at that date. As part of the settlement, the Company purchased back from Miano 190,150 of its common shares, which have been recorded as treasury stock at December 31, 2005.

Raul Arevalo - On April 21, 2005, the Company received a personal injury complaint from Raul Arevalo, claiming damages in excess of $50,000 for injuries caused to his eyes in May 1997 by an excimer laser allegedly manufactured and sold by J.T. Lin and Photon Data, the predecessor to SurgiLight. The Company and its counsel are vigorously defending against this claim. The Company has filed a claim for contribution against Dr. Caro, who performed the surgery.

Global Emerging Markets - In June 2004, Global Emerging Markets (GEM) filed a lawsuit and a request for a preliminary injunction in New York against SurgiLight and certain of its officers and directors, to require the Company, among other things, to issue GEM additional shares under its convertible debenture, which the Company is unable to accommodate until additional shares are authorized by the shareholders. The preliminary injunction request was dismissed. GEM has recently filed a summary judgment motion to separate the note from the agreement between the parties, so that they can demand payment on the note. The Company, and its counsel, believe that the note may only be converted into shares per the agreement. The Company filed a cross-complaint alleging that GEM violated Securities Statutes 16(b) and 10(b) and breached their contract with the Company and that Mr. Tobin, a principal of GEM, breached his fiduciary duty to SurgiLight as a member of its Board of Directors.

J.T. Lin - The Company filed litigation in September 2005 in Orange County, FL seeking an order from the court to confirm that certain patents naming J.T. Lin as inventor are owned by SurgiLight per the Proprietary Information and Inventions Agreement signed by J.T. Lin during his employment with SurgiLight and requiring J.T. Lin to sign the paperwork required for the Company to prosecute said patents. In addition, the Company seeks payment of a debt owed by TAO Medical to SurgiLight in excess of $150,000.

During January 2006 the Company's received a temporary injunction that prohibits Mr. Lin from contesting the ownership of 33 patents or patent applications worldwide. In addition, the European patent office recently rejected Dr. Lin's claims with regard to certain European patents.

Other Litigation - From time to time, the Company is party to other litigation. The Company and its counsel believe this litigation is not material.

NOTE 5.  STOCKHOLDERS' EQUITY

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R revises SFAS 123 and supersedes APB No. 25, "Accounting for Stock Issued to Employees." In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107. SAB 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including guidance related to share-based payment transactions with non-employees, expected volatility, expected term and the accounting for income tax effects of share based payment arrangements upon adoption of SFAS No. 123R. In April 2005, the SEC announced SFAS No. 123R would be effective no later than the first fiscal year beginning after June 15, 2005. The Company is adopting SFAS No. 123R effective January 1, 2006.

SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on fair value. In prior periods, the Company accounted for share-based payments to employees using APB No. 25's intrinsic value method. The Company will be using the Black-Scholes fair value approach to calculate the compensation expense to be recorded at the date of a stock-based award grant.

SFAS No. 123R permits one of two methods of adoption: (1) modified prospective method or (2) modified retrospective method. The Company has adopted SFAS No. 123R using the modified prospective method. This method requires that the Company recognize compensation expense for all share-based payments granted on or after January 1, 2006 and for all awards granted prior to January 1, 2006 that remain unvested on January 1, 2006.

Stock Options and Warrants:

The following table summarizes the warrants outstanding as of March 31, 2006 and the changes in outstanding warrants in the three months then ended:


	                  Number Of Shares      Weighted Average
		       	Subject To Warrants    Exercise Price Per
			    Outstanding		      Share
                        -------------------    ------------------
Warrants outstanding,
 January 1, 2006	        3,472,222		$0.53
Warrants granted		        0	            0
Warrants cancelled			0		    0
Warrants exercised			0		    0
				---------		-----
Warrants exercisable,
 March 31, 2006			3,472,222		$0.53

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

The following table summarizes information about stock options outstanding at March 31, 2006 and changes in outstanding options in the three months then ended, all of which are at fixed prices:

	                  Number Of Shares      Weighted Average
		       	Subject To Options     Exercise Price Per
			    Outstanding		      Share
                        -------------------    ------------------
Options outstanding,
 January 1, 2006	        3,693,616		$0.34
Options granted		           10,500	        $0.02
Options cancelled		  525,000		$1.28
Options exercised			0		    0
				---------		-----
Options outstanding,
 March 31, 2006			3,179,116		$0.19
                                =========               =====
Options exercisable,
 March 31, 2006			2,842,450		$0.20
                                =========               =====


Under SFAS No. 123R, there was $20,335 of compensation cost related to employee stock options recognized in the operating results for the three months ended March 31, 2006, all of which was included as administrative and other expenses. Of that total, the Company has recorded compensation expense of $235 for all share-based payments granted on or after January 1, 2006 (for the 10,500 options issued during the quarter ended March 31, 2006) and additional compensation expense of $20,100 for all awards granted prior to January 1, 2006 that remain unvested on January 1, 2006.

Prior to January 1, 2006, we accounted for option grants to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". Under the guidelines of APB No. 25, we were only required to record a charge for grants of options to employees if on the date of grant they had an "intrinsic value" which was calculated based on the excess, if any, of the market value of the option over the exercise price. For purposes of comparison, we calculated the pro forma net loss for the three months ended March 31, 2005 as if all options had originally been calculated consistent with the requirements of SFAS No. 123R, adding back to the net loss all compensation expense recognized using the intrinsic value method, as described in APB No. 25.

						Three Months Ended
						  March 31, 2005
                                                ------------------
Net income, as reported					$1,634,327

Add: Total stock-based employee compensation
cost determined under intrinsic value method
for stock options granted under APB No.25			-

Deduct: Total stock-based employee compensation
expense determined under the fair value method
under SFAS No.123 					      (515)
                                                        -----------
Pro forma net income				        $1,633,812
                                                        ===========
Gain per share of common stock				     $0.03
Basic - as reported 					     $0.03


The following table summarizes the assumptions used in applying the Black-Scholes option-pricing model to determine the fair value of options granted during the three months ended March 31, 2005:

						Three Months Ended
						  March 31, 2005
                                                ------------------
Expected volatility					147%
Expected term (years)					10.0
Risk-free interest rate					  3%
Dividend yield						0.0%


NOTE 6.  RELATED PARTY TRANSACTIONS

Directors' Loans and accounts payable and accrued expenses - The Company's balance as of March 31, 2006 to CEO Colette Cozean is $756,744 (which includes accrued interest of $105,564) and is recorded in accounts payable. The Company's balance as of March 31, 2006 to CFO Stuart Michelson is $127,283 (which includes accrued interest of $4,283) and is also recorded in accounts payable. The balances at December 31, 2005 for the CEO and CFO were $749,244 and $119,483 respectively. The Company's balance as of March 31, 2006 to President/COO Timothy Shea is $139,604 (which includes accrued expenses of $25,478 and accrued salary of $114,126).

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

Royalties - Royalties on equipment sales accrue for the benefit of J.T. Lin, a former employee and director of the Company. Dr. Lin receives a royalty of 2.5% of the net revenues generated over the life of the patents. For the quarter ended March 31, 2006, the Company did not record any equipment sales.

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

NOTE 7.  INVENTORIES

The components of inventories at March 31, 2006 and December 31, 2005 are summarized as follows:


         		  March 31, 	December 31,
                            2006            2005
                          --------         -------
Raw Materials		$ 1,650,704	$ 1,650,704
Work in progress	    299,175	    299,175
Finished goods		  2,518,774       2,518,774
                        -----------     -----------
     Total Inventory    $ 4,468,653      $4,468,653
                        ===========     ===========

Management has reclassified $4,108,653 of the Company's inventory to long-term assets in the accompanying balance sheets to reflect inventory expected to be consumed beyond the current operating cycle.

NOTE 8.  INCOME TAX PROVISION

The Company has net operating loss carryforwards from prior year operations. Income taxes are provided for the tax effects of transactions reported in the financial statements for the three-month periods ending March 31, 2006 and 2005. The current period tax expense, calculated using the current IRS tax rates, has been totally offset by the tax benefit of the operating loss carryforwards.

NOTE 9.  LEASE OBLIGATION

The Company leases office space under operating lease arrangements. Future minimum payments under the non-cancelable operating lease as of December 31, 2006, is approximated as follows:
2007	$76,346
2008	$78,944
2009	$81,631
2010	$84,409

Item 2. Management's Discussion and Analysis or Plan of Operation.

The Management's Discussion and Analysis of the Financial Condition and Results of Operations reviews past performance and, where appropriate, states expectations about future activities in forward-looking statements. Future results may differ from expectations.

Operating Highlights:

Revenues - The Company did not record any revenues from equipment sales or licensing fees for the quarter ended March 31, 2006 ("2006 Quarter") or the quarter ended March 31, 2005 ("2005 Quarter"). In the 2005 Quarter, the Company received a license fee from Biolase for $1,900,000. The only recorded revenue for the 2006 Quarter was $125,000 from litigation settlement as compared to $1,911,616 from equipment sales and licensing fees for the quarter ended March 31, 2005 (2005 Quarter). The 2006 Period revenue decrease was due to the Company continuing to develop its international sales and marketing activities, especially in the European Community where it received CE approval during February 2005.
It is anticipated that sales will develop in the short-term as a result of these activities.

Salaries & Benefits - Expenses increased 51% to $104,456 for the 2006 Quarter as compared to $69,244 for the 2005 Quarter. The increase was due to the funding of a dedicated international sales position as well as fully funding costs for contractual labor during the 2006 Quarter.

Advertising and Selling - The Company did not record any expenses for advertising for either the 2006 Quarter or the 2005 Quarter. It is anticipated that these expenses will increase as the Company attends tradeshows and revises its trade literature to reflect results from the increased clinical activity as revenue collections begin to recover, thus allowing more funding for these expenses.

Administrative and Other - Expenses increased 77% to $81,793 for the 2006 Quarter as compared to $46,308 for the 2005 Quarter. The increase was primarily due to fully funding insurance premiums for the 2006 Quarter and recording share-based compensation adopting SFAS No. 123R at January 1, 2006 (see Note 5). Small increases to other accounts such as travel have been offset by decreases in utilities and administrative charges.

Professional Fees - Expenses increased 102% to $139,834 for the 2006 Quarter as compared to $69,344 for the 2005 Quarter. The overall 2006 Quarter increase is primarily attributed to a higher level of legal services associated with ongoing FDA regulatory matters.

Research and development - Expenses remained at $47,001 for the 2006 Quarter as compared to the 2005 Quarter. Allocations for payroll and consultant expenses have remained unchanged over these periods.

Interest Expense - Interest expense decreased 2% to $39,077 for the 2006 Quarter as compared to $39,697 for the 2005 Quarter. The decrease was due to the principal settlements and progress payments made on the Company's debt obligations.

Depreciation and Amortization - Expenses increased to $4,116 for the 2006 Quarter as compared to $3,461 for the 2005 Quarter. The increase was due to leasehold improvements and computer equipment placed in service over these periods.

Total Operating Expenses - In summary, operating expenses increased 60% to $377,200 for the 2006 Quarter as compared to $235,359 for the 2005 Quarter. The Company has controlled its administrative, marketing, and payroll expenses while continuing to fund legal expenses for operational, regulatory and patent matters.

Income (Loss) from Operations - The loss from operations for the 2006 Quarter was $(380,768) or $(0.00) cents per share as compared to a net income of $1,662,408 or $0.03 cents per share for the 2005 Quarter. The unfavorable variance is a direct result of the decrease in international sales which should reverse as the Company continues its international sales and marketing activities.

Liquidity and Capital Resources

As of March 31, 2006, the Company had a bank balance of $49,073 and a working capital deficit of $(3,346,742) as compared to a cash balance of $89,551 and a working capital deficit of $(3,076,348) at December 31, 2005. Of this deficit, $1,088,154 is a convertible debenture to GEM that can only be converted to common stock at a fixed price of $0.093 per share. The Company remains constrained by a low level of international sales. Following its receipt of the CE approval for the Laser Presbyopia Reversal procedure in Europe during February 2005, the Company hired an international sales manager in September and has begun to attend international conventions and courses. These efforts did not grow international sales and the sales manager was replaced by a consultant. These efforts are further compromised by an inability to afford any significant marketing efforts.

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

The Company has liquidity problems which compromises its ability to pay principal and interest on debt and other current operating expenses in a timely manner. The Company is seeking additional sources of financing, which may include short-term debt, long-term debt or equity. There is no assurance that the Company will be successful in raising additional capital. During February 2005, the Company generated $1,800,000 in funds from the $2 million license agreement completed with Biolase. Biolase made a $100,000 progress payment on the remaining $200,000 balance during February 2006. The Company is also continuing to negotiate with many of its vendors to settle those liabilities with lower payments.

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

Substantial Indebtedness

We have a substantial amount of indebtedness. As of March 31, 2006 the total indebtedness was $4,111,283 (including accounts payable and accrued expenses of $2,554,950, convertible debentures of $77,204, and notes payable comprised of $88,200 in loans from shareholders, $182,775 in payments for legal services, customers deposits of $120,000 and the $1,088,154 remaining from the GEM convertible debenture conversion). The GEM note payable can only be satisfied with an equity issuance when the Board of Directors and shareholders authorize additional common stock.

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

The resale by GEM or Knobbe, Marten, Olsen & Bear, L.L.P, (the "Investors") of the common stock acquired from conversion of the Debentures will increase the number of our publicly traded shares, which could depress the market price of our Company's common stock. However, Knobbe, Marten, Olsen & Bear, L.L.P. is limited as to the amount of shares it may sell to not more than fifteen percent (15%) of our common stock's previous days trading volume. GEM is limited as to the amount of shares it may sell on any single day to the lesser of (i) ten percent (10%) of that current trading day's trading volume, or (ii) seven and one half percent (7.5%) of the average trading volume for the prior fifteen
(15) trading days. If the Investors choose to purchase our common stock at a time when the stock price is low, our existing common stockholders will experience substantial dilution. The issuance of shares to the Investors may therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of the common stock.

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

As of March 31, 2006, approximately 55,721,808 shares of common stock, 3,179,116 stock options, and 3,472,222 warrants were outstanding. Furthermore, we may issue additional options for up to an additional 1.8 million shares of common stock pursuant to the 2002 Stock Option Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

Our Common Stock Has Experienced In The Past, And Is Expected To
Experience In The Future, Significant Price And Volume Volatility, Which Substantially Increases The Risk Of Loss To Persons Owning the Common Stock

Because of the limited trading market for our common stock, and because of the possible price volatility, investors may not be able to sell our shares of common stock when they desire to do so. Through the twelve months ended December 31, 2005, our stock price ranged from a high of $0.01 to a low of $0.09 per share. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

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

SEC Investigation

On April 11, 2002, we were named as a party defendant in a civil lawsuit filed in United States District Court by the United States Securities and Exchange Commission against Dr. J.T. Lin and Jeanette Lin, his wife, and Mr. Aaron Tsai, an unrelated party. The suit alleged that Dr. Lin and Mr. Tsai committed various acts of securities fraud in 1999 and early 2000, and sought damages and injunctive relief against them. We have cooperated fully with the SEC in the course of the investigation into the facts surrounding this matter and have taken the position that these acts were taken by Dr. Lin and his wife in their personal capacities and not as agents of the Company or within the scope of their employment with the Company. Dr. Lin, the founder and former employee, had previously agreed to indemnify the Company against any liabilities resulting from these actions. On December 13, 2002, a federal grand jury in the United States District Court found Dr. Lin guilty on charges of securities fraud and money laundering and sentenced him to a prison term of five years and ten months and assessed damages amounting to $1,475,000.

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

However, at the present time, our inventory consists primarily of the lasers and other equipment purchased from Premier Laser Systems (for more detailed information, see SurgiLight, Inc. 10-KSB dated 12/31/05) . It is our belief that both the book value transferred and the current market value of the inventory has not undergone obsolescence as the inventory continues to meet the criteria established to perform the surgical routines that comprise our business focus and market. However, we only have enough inventory on hand to sustain operations for an estimated two to nine years. After such time, we will need to reevaluate the existing technology and may need to alter its operations to remain competitive in the industry.

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

There have been no significant changes in internal controls over financial reporting (as defined in Rule 13a-15(f)) during the three months ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Paul Miano - Advanced Medical Laser Services, Inc. ("AMLSI") and Paul Miano ("Miano") filed a lawsuit against us on September 26, 2001, in Broward County, later moved to Orange County, alleging breach of contract for our alleged failure to finance up to $1,000,000 of working capital. During August 2005, the Company and Miano agreed to settle the matter by Miano paying the Company approximately $212,500 over the next two years. The Company has recorded revenue of $100,000 in the quarterly financial statements ending September 30, 2005 from the receipt of Miano's first of three annual settlement payments. During February 2006, Miano exercised his option to pay the remaining balance of $125,000 at a discounted amount of $112,500, which the Company has recorded as other income at that date. As part of the settlement, the Company purchased back from Miano 190,150 of its common shares, which have been recorded as treasury stock at December 31, 2005.

Raul Arevalo - On April 21, 2005, the Company received a personal injury complaint from Raul Arevalo, claiming damages in excess of $50,000 for injuries caused to his eyes in May 1997 by an excimer laser allegedly manufactured and sold by J.T. Lin and Photon Data, the predecessor to SurgiLight. The Company and its counsel are vigorously defending against this claim. The Company has filed a claim for contribution against Dr. Caro, who performed the surgery.

Global Emerging Markets - In June 2004, Global Emerging Markets (GEM) filed a lawsuit and a request for a preliminary injunction in New York against SurgiLight and certain of its officers and directors, to require the Company, among other things, to issue GEM additional shares under its convertible debenture, which the Company is unable to accommodate until additional shares are authorized by the shareholders. The preliminary injunction request was dismissed. GEM has recently filed a summary judgment motion to separate the note from the agreement between the parties, so that they can demand payment on the note. The Company, and its counsel, believe that the note may only be converted into shares per the agreement. The Company filed a cross-complaint alleging that GEM violated Securities Statutes 16(b) and 10(b) and breached their contract with the Company and that Mr. Tobin, a principal of GEM, breached his fiduciary duty to SurgiLight as a member of its Board of Directors.

J.T. Lin - The Company filed litigation in September 2005 in Orange County, FL seeking an order from the court to confirm that certain patents naming J.T. Lin as inventor are owned by SurgiLight per the Proprietary Information and Inventions Agreement signed by J.T. Lin during his employment with SurgiLight and requiring J.T. Lin to sign the paperwork required for the Company to prosecute said patents. In addition, the Company seeks payment of a debt owed by TAO Medical to SurgiLight in excess of $150,000.

During January 2006 the Company's received a temporary injunction that prohibits Mr. Lin from contesting the ownership of 33 patents or patent applications worldwide. In addition, the European patent office recently rejected Dr. Lin's claims with regard to certain European patents.

Other Litigation - From time to time, the Company is party to other litigation. The Company and its counsel believe this litigation is not material.

Item 2. Changes in Securities

As of March 31, 2006, approximately 55,721,808 shares of common stock, 3,179,116 stock options, and 3,572,222 warrants were outstanding, and, as far as we can determine, were held of record by approximately 1,700 persons, including significant amounts of stock held in street name.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
Directors - During February 2006, the Company's board of directors appointed Dr. Richard Ajayi and Craig Collins, CPA to fill two vacant seats on the Board and its audit committee. Dr. Ajayi also serves on the compensation committee.

Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits
None.

(b)	Reports
None.



SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant, SurgiLight, Inc., caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 18, 2006

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



/s/ Stuart Michelson
Stuart Michelson, Ph.D., CFO, Member Board of Directors



/s/ Daniel Valente
Daniel Valente, Vice Chairman, Board of Directors



/s/ Robert Freiberg
Robert Freiberg, Ph.D., Member Board of Directors



/s/ Ronald Higgins
Ronald Higgins, Member Board of Directors



/s/ Richard Ajayi
Richard Ajayi, Member Board of Directors



/s/ Craig Collins
Craig Collins, Member Board of Directors






CERTIFICATION PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Colette Cozean, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, that the Quarterly Report of SurgiLight, Incorporated on Form 10-QSB for the quarterly period ended March 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents in all material respects the financial condition and results of operations of SurgiLight, Incorporated.

/s/ Colette Cozean
Colette Cozean
Chief Executive Officer
May 18, 2006


I, Stuart Michelson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, that the Quarterly Report of SurgiLight, Incorporated on Form 10-QSB for the quarterly period ended March 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents in all material respects the financial condition and results of operations of SurgiLight, Incorporated.

/s/ Stuart Michelson
Stuart Michelson
Chief Financial Officer
May 18, 2006




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

/s/ Colette Cozean
Colette Cozean
CEO
May 18, 2006


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

/s/ Stuart Michelson
Stuart Michelson
CFO
May 18, 2006