Form 10QSB
period 2006-06-30
SURGILIGHT INC
filed 2006-08-21
CIK 1070289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
	FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006


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


Number of shares outstanding of common equity, as of August 14, 2006 was 55,721,808




SURGILIGHT CORPORATION

QUARTER ENDED JUNE 30, 2006

INDEX


PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements

Condensed Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005.

Condensed Statements of Operations for the three and six months ended June 30, 2006 and 2005 (unaudited).

Condensed Statements of Cash Flows for the three and six months ended June 30, 2006 and 2005 (unaudited).

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


                            SURGILIGHT, INC.
                        CONDENSED BALANCE SHEETS



                              ASSETS
                                                         June 30,  December 31,
                                                           2006        2005
                                                       ----------- ------------
                                                       (unaudited)
Current assets:
    Cash                                               $    8,288   $   89,551
    Accounts receivable trade                              20,215      197,195
    Inventories                                           360,000      360,000
    Prepaid data collection fees                          119,000      119,000
    Other current assets                                  222,898      233,211
                                                        ---------   ----------
       Total current assets                               730,401      998,957

Property and equipment, net of accumulated
 depreciation of $28,270 and $25,375                       25,501       28,396

Other assets:
    Long-term inventories                               4,108,653    4,108,653
    Intangible assets, net of accumulated
     amortization of $370,839 and $365,841                 95,041      100,039
    Prepaid data collection fees                           39,000       39,000
                                                       ----------    ---------
       Total assets                                    $4,998,596   $5,275,045
                                                       ==========   ==========

                LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses              $1,717,610   $1,475,202
    Accounts payable and accrued expenses-
     related party                                      1,101,012    1,008,770
    Customer deposits                                     120,000      120,000
    Short-term debt                                     1,376,129    1,394,129
    Convertible debenture                                  77,204       77,204
                                                       ----------   ----------
      Total current liabilities                         4,391,955    4,075,305

Commitments and Contingencies                                  -            -

Stockholders' equity:
    Preferred stock, $0.0001 par value; 5,000,000
     shares authorized; 47,000 issued and outstanding           6            6
    Common stock, $0.0001 par value; 60,000,000
     shares authorized; 55,721,808 issued; 55,485,523
     outstanding                                            5,591        5,591
    Additional paid in capital                         11,543,108   11,511,958
    Treasury stock, 236,285 shares (at cost)             (206,095)    (206,095)
    Accumulated deficit                               (10,735,969) (10,111,720)
                                                       ----------   ----------
      Total stockholders' equity                          606,641    1,199,740
                                                       ----------   ----------

      Total liabilities and stockholders' equity       $4,998,596   $5,275,045
                                                       ==========   ==========



See accompanying notes.


                     SURGILIGHT, INC.
           CONDENSED STATEMENTS OF OPERATIONS (Unaudited)



                                  Three Months Ended       Six Months Ended
                                  June 30,   June 30,    June 30,    June 30,
                                    2006       2005        2006        2005
                                  --------   --------     -------     -------
Revenue:
  Sales of equipment           $       -   $  139,000  $       -    $  139,000
  Licensing Fees                       -           -           -     1,900,000
                               ----------- ----------- -----------  ----------
  Total Revenue                        -      139,000          -     2,039,000
  Cost of Sales                     1,806      20,596       5,375       22,828
                               ----------- ----------- -----------  ----------
    Gross profit                   (1,806)    118,404      (5,375)   2,016,172

Operating expenses:
  Salaries and benefits            84,549      84,323     189,006      153,567
  Advertising and marketing            48       4,866          48        4,866
  Administrative and other         58,115      66,508     139,908      112,818
  Professional fees                92,014     209,618     231,847      278,962
  Research and development         52,801      84,501      99,802      131,502
  Depreciation/amortization         3,777       3,461       7,893        6,922
                              ----------- -----------  ----------  -----------
   Total operating expenses       291,304     453,277     668,504      688,637
                              ----------- -----------  ----------  -----------
   Income (loss) from
    operations                   (293,110)   (334,873)   (673,879)   1,327,535

Other income and (expenses):
  Royalty income                    2,783          -        2,783           -
  Vendor settlements                   -      131,776          -       143,032
  Litigation settlement                -           -      125,000           -
  Other income                         -          120          -           480
  Interest expense                (39,077)    (39,075)    (78,153)     (78,772)
                               -----------  ----------  ----------  ----------
   Total other income, net        (36,294)     92,821      49,630       64,740
                               -----------  ----------  ----------  ----------
Income (loss) before income
 taxes                           (329,404)   (242,052)   (624,249)   1,392,275

Provision for (Benefit from)
 Corporate Tax
 Current                               -           -            -      473,374
 Deferred                              -           -            -     (473,374)
                               -----------  ----------   ---------  ----------
 Provision for income tax              -           -            -            -
                               -----------  ----------   ---------  ----------
    Net Income (loss)          $ (329,404)  $(242,052)   $(624,249) $1,392,275
                               ===========  ==========   ========== ==========

 Basic and diluted income
  (loss) per share:
  Income (loss) from operations    $(0.01)   $(0.00)       $(0.01)      $0.00
                                  --------   -------       -------     -------
  Net Income (loss)                $(0.01)   $(0.00)       $(0.01)      $0.00
                                  ========   =======       =======     =======

Weighted average shares used in
 calculating net income (loss)
 per share - Basic              55,721,808  55,862,507  55,721,808  55,141,240

Weighted average shares used in
 calculating net income (loss)
 per share - Fully Diluted      55,721,808  55,862,507  55,721,808  55,141,240


See accompanying notes.



                                SURGILIGHT, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                   Three Months Ended       Six Months Ended
                                   June 30,   June 30,     June 30,  June 30,
                                     2006      2005          2006      2005
                                   --------  --------     --------  --------

Cash flows from operating
 activities:
 Net income (loss)               $(329,404) $ (242,052) $ (624,249)$1,392,275
 Adjustments to reconcile net
  (loss) income to net cash
  (used) generated in
  operating activities:
      Depreciation                   1,278         962       2,895      1,924
      Amortization                   2,499       2,499       4,998      4,998
 (Increase) decrease in assets
  and liabilities
      Receivables                   11,108     (48,729)    176,980   (133,729)
      Inventories                       -       15,355          -      15,355
      Prepaid data collection
       fees                             -       37,500          -      37,500)
      Employee advances                 -       10,000      (8,048)     2,500
      Prepaid expenses               6,264     (19,457)     18,361    (19,457)
      Accounts payable and
       accrued expenses-
       third parties               162,275    (153,715)    242,408   (244,425)
      Accounts payable-related
       parties                      77,380     (56,699)     92,242    (10,165)
      Stock issued for services         -       45,000          -      45,000
                                 ----------  ----------   --------- ----------
  Net cash generated by (used
    in) operating activities       (68,600)   (409,336)    (94,413) 1,091,776
                                 ----------  ----------   --------- ----------

Cash flows from financing
 activities:
 Repayment of debt                      -     (266,700)    (35,000)  (348,700)
 Proceeds from shareholder
  loans                              7,000          -        7,000         -
  Proceeds from loans-other         10,000          -       10,000         -
  Share-based compensation          10,815          -       31,150         -
                                 ----------  ----------   --------- ----------
  Net cash provided by (used
   in) financing activities         27,815    (266,700)     13,150   (348,700)
                                 ----------  ----------   --------- ----------
Net increase (decrease) in
  cash                             (40,785)   (676,036)    (81,263)   743,076

Cash beginning of period            49,073    1,421,927      89,551      2,815
                                 ----------  ----------   --------- ----------

Cash end of period                $   8,288   $ 745,891   $   8,288  $ 745,891
                                 ==========  ==========   ========= ==========

Supplemental disclosure:

Cash paid during the period
 for interest                     $     -    $      -     $     -   $      -
Share-based compensation
 granted-options                    360,500         -       371,000        -
                                 ==========  =========    ========= ==========


See accompanying notes.






                              SURGILIGHT, INC.
           CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                   For the Three Months Ended June 30, 2006


                                                                  Additional
                               Preferred Stock     Common Stock     Paid-In
                                Shares  Amount   Shares   Amount    Capital
                              --------- ------ ---------  ------- ----------
Balances at March 31, 2006      47,000    $6  55,721,808 $5,591  $11,532,293

Share-based compensation                              -      -        10,815

Net loss                            -      -          -      -            -
                                ------    --  ---------- ------  -----------

Balances at June 30, 2006       47,000    $6  55,721,808 $5,591  $11,543,108
                                ======    ==  ========== ======  ===========



                                                        Total
                               Treasury     Accum.   Stockholders
                                 Stock     Deficit      Equity
                               --------   ----------  -----------
Balances at March 31, 2006     $(206,095)$(10,406,565) $   925,230

Share-based compensation              -            -       10,815

Net loss                              -      (329,404)   (329,404)
                               ---------- ------------ ----------

Balances at June 30, 2006      $(206,095)$(10,735,969) $  606,641
                               ========= ============  ==========


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

NOTE 5.  STOCKHOLDERS' EQUITY

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R revises SFAS 123 and supersedes APB No. 25, "Accounting for Stock Issued to Employees." In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107. SAB 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including guidance related to share-based payment transactions with non-employees, expected volatility, expected term and the accounting for income tax effects of share based payment arrangements upon adoption of SFAS No. 123R. In April 2005, the SEC announced SFAS No. 123R would be effective no later than the first fiscal year beginning after June 15, 2005. The Company has adopted SFAS No. 123R effective January 1, 2006.

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

Stock Options and Warrants:

The following table summarizes the warrants outstanding as of June 30, 2006 and the changes in outstanding warrants in the three months then ended:

	                  Number Of Shares      Weighted Average
		       	Subject To Warrants    Exercise Price Per
			    Outstanding		      Share
                        -------------------    ------------------
Warrants outstanding,
 March 31, 2006 	        3,472,222		$0.53
Warrants granted		        0	            0
Warrants cancelled			0		    0
Warrants exercised			0		    0
				---------		-----
Warrants exercisable,
 June 30, 2006	 		3,472,222		$0.53


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

The following table summarizes information about stock options outstanding at June 30, 2006 and changes in outstanding options in the three months then ended, all of which are at fixed prices:

	                  Number Of Shares      Weighted Average
		       	Subject To Options     Exercise Price Per
			    Outstanding		      Share
                        -------------------    ------------------
Options outstanding,
 March 31, 2006	                3,179,116		$0.19
Options granted		          360,500	        $0.03
Options cancelled		       - 		   -
Options exercised		       - 	 	   -
				---------		-----
Options outstanding,
 June 30, 2006			3,539,616		$0.17
                                =========               =====
Options exercisable,
 June 30, 2006			3,122,950		$0.18
                                =========               =====


Under SFAS No. 123R, there was $10,815 of compensation cost related to employee stock options recognized in the operating results for the three months ended June 30, 2006, all of which was included as administrative and other expenses.

The following table summarizes the assumptions used in applying the Black-Scholes option-pricing model to determine the fair value of options granted during the three months ended June 30, 2006:

The following table summarizes the assumptions used in applying the Black-Scholes option-pricing model to determine the fair value of options granted during the three months ended June 30, 2006:

						Three Months Ended
						  June 30, 2006
                                                ------------------
Expected volatility					147%
Expected term (years)					10.0
Risk-free interest rate					  3%
Dividend yield						0.0%


NOTE 6.  RELATED PARTY TRANSACTIONS

Directors' Loans and accounts payable and accrued expenses - The Company's balance as of June 30, 2006 to CEO Colette Cozean is $797,994 (which includes accrued interest of $113,064) and is recorded in accounts payable. The Company's balance as of June 30, 2006 to CFO Stuart Michelson is $135,083 (which includes accrued interest of $4,583) and is also recorded in accounts payable. The balances at December 31, 2005 for the CEO and CFO were $749,244 and $119,483 respectively. The Company's balance as of June 30, 2006 to President/COO Timothy Shea is $167,934 (which includes accrued expenses of $25,683 and accrued salary of $142,251).

During October 2002, CEO Colette Cozean and CFO Stuart Michelson each loaned the Company $20,000 which was used to fund a portion of the closing costs on the Company's current debt refinancing. In April 2003, CFO Michelson loaned an additional $6,000 to the Company. During 2004, Cozean and Michelson loaned additional funds to the Company in the amounts of $9,200 and $5,000, respectively. During the 1st quarter of 2005, Cozean loaned additional funds to the Company in the amount of $33,000. Repayments were subsequently made to Cozean and Michelson in the amounts of $10,000 and $5,000, respectively. In May 2006, Michelson loaned an additional $2,000 to the Company. UCC forms were filed to secure these loans with the Company's intangible assets as well as other unpaid fees due these Directors. During 2004, Louis P. Valente, a director/shareholder lent the Company $10,000 to fund a portion of legal services. In May 2006, Richard Ajayi, a director/shareholder lent the Company $5,000 to fund operating expenses.

Royalties - Royalties on equipment sales accrue for the benefit of J.T. Lin, a former employee and director of the Company. Dr. Lin receives a royalty of 2.5% of the net revenues generated over the life of the patents. For the three and six months ended June 30, 2006, the Company did not record any equipment sales.

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

NOTE 7.  INVENTORIES

The components of inventories at June 30, 2006 and December 31, 2005 are summarized as follows:

         		  June 30, 	December 31,
                            2006            2005
                          --------         -------
Raw Materials		$ 1,650,704	$ 1,650,704
Work in progress	    299,175	    299,175
Finished goods		  2,518,774       2,518,774
                        -----------     -----------
     Total Inventory    $ 4,468,653      $4,468,653
                        ===========     ===========

Management has reclassified $4,108,653 of the Company's inventory to long-term assets in the accompanying balance sheets to reflect inventory expected to be consumed beyond the current operating cycle.

NOTE 8.  INCOME TAX PROVISION

The Company has net operating loss carryforwards from prior year operations. Income taxes are provided for the tax effects of transactions reported in the financial statements for the three-month periods ending June 30, 2006 and 2005. The 2005 period tax expense, calculated using the current IRS tax rates, has been totally offset by the tax benefit of the operating loss carryforwards.

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

Operating Highlights:

Revenues - The Company did not record any revenues from equipment sales or licensing fees for the quarter ended June 30, 2006 ("2006 Quarter"). The Company had $139,000 in equipment sales for the quarter ended June 30, 2005 ("2005 Quarter").

The Company did not record any revenues from equipment sales or licensing fees for the six-month period ending June 30, 2006 ("2006 Period"). The Company recorded $139,000 in equipment sales and $1,900,000 in licensing for the six-month period ended June 30, 2005 ("2005 Period").

Salaries & Benefits - Expenses remained the same at approximately $84,000 for the 2006 Quarter as compared to the 2005 Quarter and increased 23% to $189,006 from $153,567 for the 2006 Period as compared to the 2005 Period. The 2006 Period increase was due to the salary and benefits of the full-time marketing position and an increased level of contractual funding as compared to the 2005 Period.

Advertising and Selling - Expenses decreased to $48 for the 2006 Quarter as compared to $4,866 for the 2005 Quarter and decreased an equivalent amount for the 2006 Period as compared to the 2005 Period. It is anticipated that these expenses will increase as the Company attends tradeshows and revises its trade literature to reflect results from the increased clinical activity as revenue collections begin to recover, thus allowing more funding for these expenses.

Administrative and Other - Expenses decreased 13% to $58,115 for the 2006 Quarter as compared to $66,508 for the 2005 Quarter and increased 24% to $139,908 from $112,818 for the 2006 Period as compared to the 2005 Period. For the 2006 Quarter, decreases in office expenses, insurance, travel and utilities were offset by a $10,815 share-based compensation charge from the adoption of SFAS 123R requiring expensing of stock options. The 2006 Period increase was primarily due to the $20,335 initial recording of the SFAS 123R requirement for the unvested stock options that existed at December 31, 2005.

Professional Fees - Expenses decreased 56% to $92,014 for the 2006 Quarter as compared to $209,618 for the 2005 Quarter and decreased 17% to $231,847 from $278,962 for the 2006 Period as compared to the 2005 Period. The overall 2006 decrease is attributed to a lower level of legal services associated with FDA regulatory matters, patent legal billings, and international patent filing fees.

Research and development - Expenses decreased 38% to $52,801 for the 2006 Quarter as compared to $84,501 for the 2005 Quarter and decreased 24% to $99,802 from $131,502 for the 2006 Period as compared to the 2005 Period. The overall decreases are attributed to a decrease in the amortization of prepaid data collection as fewer clinical procedures have been performed. Allocations for payroll and consultant expenses have remained unchanged over these periods.

Depreciation and Amortization - Expenses remained the same at approximately $4,000 for the 2006 Quarter as compared to the 2005 Quarter and increased 14% to $7,893 from $6,922 for the 2006 Period compared to the 2005 Period. The Company has placed minimal depreciable and no amortizable assets in service over these periods.

Total Operating Expenses - In summary, operating expenses decreased 35% to $291,304 for the 2006 Quarter as compared to $453,277 for the 2005 Quarter and decreased 3% to $668,504 from $688,637 for the 2006 Period as compared to the 2005 Period. The Company has controlled its administrative, marketing, and payroll expenses while continuing to fund legal expenses for operational, regulatory and patent matters.

Income (Loss) from Operations - The loss from operations for the 2006 Quarter was $(293,110) as compared to a loss of $(334,873) for the 2005 Quarter. The favorable variance is a direct result of the continued effort to control expenses as the sales and marketing efforts continue to expand.

Interest Expense - Interest expense remained the same at approximately $39,000 for the 2006 Quarter as compared to the 2005 Quarter and approximately $78,000 for the 2006 Period as compared to the 2005 Period. The Company continues to negotiate with creditors on relieving the outstanding balances of debt obligations.


Liquidity and Capital Resources

As of June 30, 2006, the Company had a bank balance of $8,288 and a working capital deficit of $(3,661,554) as compared to a cash balance of $89,551 and a working capital deficit of $(3,076,348) at December 31, 2005. Of this deficit, $1,088,154 is a convertible debenture to GEM that can only be converted to common stock at a fixed price of $0.093 per share. The Company remains constrained by a low level of international sales. Following its receipt of the CE approval for the Laser Presbyopia Reversal procedure in Europe during February 2005, the Company hired an international sales manager in September and has begun to attend international conventions and courses. These efforts did not grow international sales and the sales manager was replaced by a consultant. These efforts are further compromised by an inability to afford any significant marketing efforts.

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

The Company lacks sufficient liquidity which compromises its ability to pay principal and interest on debt and other current operating expenses in a timely manner. The Company is seeking additional sources of financing, which may include short-term debt, long-term debt or equity. There is no assurance that the Company will be successful in raising additional capital. During February 2005, the Company generated $1,800,000 in funds from the $2 million license agreement completed with Biolase. We collected the remaining $200,000 balance during the six months ended June 30, 2006. The Company is also continuing to negotiate with many of its vendors to settle existing liabilities with lower payments.

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

Substantial Indebtedness

We have a substantial amount of indebtedness. As of June 30, 2006 the total indebtedness was $4,391,955 (including accounts payable and accrued expenses of $2,818,622, convertible debentures of $77,204, and notes payable comprised of $105,200 in loans from shareholders, $182,775 in payments for legal services, customers deposits of $120,000 and the $1,088,154 remaining from the GEM convertible debenture conversion). The GEM note payable can only be satisfied with an equity issuance when the Board of Directors and shareholders authorize additional common stock.

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

As of June 30, 2006, approximately 55,721,808 shares of common stock, 3,539,616 stock options, and 3,472,222 warrants were outstanding. Furthermore, we may issue additional options for up to an additional 1.8 million shares of common stock pursuant to the 2001 Stock Option Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

Our Common Stock Has Experienced In The Past, And Is Expected To Experience In The Future, Significant Price And Volume Volatility, Which Substantially Increases The Risk Of Loss To Persons Owning the Common Stock

Because of the limited trading market for our common stock, and because of the possible price volatility, investors may not be able to sell our shares of common stock when they desire to do so. Through the twelve months ended December 31, 2005, our stock price ranged from a low of $0.01 to a high of $0.09 per share. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

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

There have been no significant changes in internal controls over financial reporting (as defined in Rule 13a-15(f)) during the three months ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Changes in Securities

As of June 30, 2006, approximately 55,721,808 shares of common stock, 3,539,616 stock options, and 3,472,222 warrants were outstanding, and, as far as we can determine, were held of record by approximately 1,700 persons, including significant amounts of stock held in street name.

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

None.



SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant, SurgiLight, Inc., caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 14, 2006

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

/s/ Colette Cozean
Colette Cozean
Chief Executive Officer
August 14, 2006




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

/s/ Stuart Michelson
Stuart Michelson
Chief Financial Officer
August 14, 2006




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

/s/ Colette Cozean
Colette Cozean
CEO
August 14, 2006


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

/s/ Stuart Michelson
Stuart Michelson
CFO
August 14, 2006