Form 10QSB
period 2006-09-30
SURGILIGHT INC
filed 2006-11-21
CIK 1070289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
      Washington, D.C. 20549
           FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period ended
          September 30, 2006




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

Number of shares outstanding of common equity, as of November 14, 2006 was 55,721,808





SURGILIGHT CORPORATION

QUARTER ENDED SEPTEMBER 30, 2006

INDEX


PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements

Condensed Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005.

Condensed Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (unaudited).

Condensed Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005 (unaudited).

Condensed Statement of Shareholder's Equity for the three months ended September 30, 2006 (unaudited).

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

                                SURGILIGHT, INC.
                           CONDENSED BALANCE SHEETS


                    ASSETS
                                             September 30,  December 31,
                                                  2006          2005
                                             ------------   -----------
                                              (unaudited)
Current assets:
  Cash                                        $       -      $   89,551
  Accounts receivable trade                      26,212        197,195
  Inventories                                   360,000        360,000
  Prepaid data collection fees                  119,000        119,000
  Other current assets                          227,915        233,211
                                              ---------     ----------
     Total current assets                       733,127        998,957

Property and equipment, net of accumulated
 depreciation of $29,548 and $25,375             27,117         28,396

Other assets:
  Long-term inventories                       4,093,298      4,108,653
  Intangible assets, net of accumulated
    amortization of $373,338 and $365,841        92,542        100,039
  Prepaid data collection fees                   39,000         39,000
                                             ----------     ----------
     Total assets                            $4,985,084     $5,275,045
                                             ==========     ==========

       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft                            $      201     $       -
  Accounts payable and accrued expenses 1,884,480 1,475,202 Accounts payable and accrued expenses
    - related party                          1,192,996      1,008,770
  Customer deposits                            120,000        120,000
  Short-term debt                            1,395,129      1,394,129
  Convertible debentures                        77,204         77,204
                                            ----------     ----------
    Total current liabilities                4,670,010      4,075,305

Commitments and Contingencies                       -              -

Stockholders' equity:
  Preferred stock, $0.0001 par value;
    5,000,000 shares authorized; 47,000
    issued and outstanding                           6              6
  Common stock, $0.0001 par value;
    60,000,000 shares authorized;
    55,721,808 issued; 55,485,523
     outstanding                                 5,591          5,591
  Additional paid in capital                11,543,108     11,511,958
  Treasury stock, 236,285 shares
     (at cost)                                (206,095)      (206,095)
  Accumulated deficit                      (11,027,536)   (10,111,720)
                                            ----------     ----------
   Total stockholders' equity                  315,074      1,199,740
                                            ----------     ----------
   Total liabilities and
     stockholders' equity                   $4,985,084     $5,275,045
                                            ==========     ==========

See accompanying notes.



                      SURGILIGHT, INC.
       CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                 Three Months Ended       Nine Months Ended
                                Sept. 30,  Sept. 30,    Sept. 30,    Sept. 30,
                                   2006       2005         2006         2005
                                 --------   --------     -------      -------
Revenue:
 Sales of equipment           $   25,000  $      -     $   25,000   $  139,000
 Licensing Fees                       -          -             -     1,900,000
 Other                           124,534         -        268,047           -
                              ----------- -----------  -----------  -----------
  Total Revenue                   25,000     124,534       25,000    2,307,047
 Cost of Sales                    16,172         171       21,547       23,000
                              ----------- -----------  -----------  -----------
  Gross profit                     8,828     124,363        3,453    2,284,047

Operating expenses:
 Salaries and benefits            84,750      99,943      273,756      253,510
 Advertising and marketing            -        1,023           48        5,889
 Administrative and other         42,906     221,733      183,123      334,552
 Professional fees                83,335     252,387      315,182      531,349
 Research and development         47,001      47,001      146,803      178,503
 Depreciation & amortization       3,777       3,584       11,670       10,506
                              ----------- -----------  -----------  -----------
  Total operating expenses       261,769     625,671      930,582    1,314,309
                              ----------- -----------  -----------  -----------
  Income (loss) from operations (252,941)   (501,308)    (927,129)     969,738

Other income and (expenses):
 Royalty income                       -           -         2,783           -
 Litigation settlement                -           -       125,000           -
 Other income                        759          -           759           -
 Interest expense                (39,077)    (45,134)    (117,230)    (123,906)
                              -----------  ----------  -----------  -----------
  Total other income, net        (38,318)    (45,134)      11,312     (123,906)
                              -----------  ----------  -----------  -----------
Income (loss) before income
  taxes                         (291,259)   (546,442)    (915,817)     845,832

Provision for (Benefit from)
  Corporate Tax
    Current                           -           -            -       296,041
    Deferred                          -           -            -      (296,041)
                              -----------  ----------   ----------   ----------
  Provision for income tax            -           -            -            -
                              -----------  ----------   ----------   ----------
Net Income (loss)             $ (291,259)  $(546,442)   $(915,817)   $  845,832
                              ===========  ==========   ===========  ==========

 Basic and diluted income
   (loss)  per share:
  Income (loss) from operations   $(0.01)     $(0.01)       $(0.02)       $0.02
                                 --------    --------       -------      -------
  Net Income (loss)               $(0.01)     $(0.01)       $(0.02)       $0.02
                                 ========    ========       =======      =======

Weighted average shares used
 in calculating net income
 (loss) per share - Basic      55,721,808  54,349,953    55,721,808   55,380,073

Weighted average shares
  used in calculating net
  income (loss) per share
  - Fully Diluted              55,721,808  54,349,953    55,721,808   55,380,073


See accompanying notes.


                     SURGILIGHT, INC.
       CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                   Three Months Ended      Nine Months Ended
                                   Sept. 30,  Sept. 30,   Sept. 30, Sept. 30,
                                     2006      2005         2006      2005
                                   --------  --------     --------  --------

Cash flows from operating
 activities:
 Net income (loss)                $(291,259)$ (546,442)  $(915,817) $ 845,832
 Adjustments to reconcile net
  (loss) income to net cash
  (used) generated in operating
  activities:
   Depreciation                       1,278      1,085       4,173      3,009
   Amortization                       2,499      2,499       7,497      7,497
   Stock issued for services             -          -           -      45,000
   Provision for bad debt                -     130,000          -     130,000
 (Increase) decrease in assets
  and liabilities
   Receivables                       (5,997)        -      170,983   (133,728)
   Inventories                       15,355         -       15,355     15,355
   Prepaid data collection fees          -          -           -      37,500
   Employee advans                   (8,750)    (3,700)    (16,798)    (1,200)
   Prepaid expenses                   3,425     (3,880)     22,095    (23,337)
   Accounts payable & accrued
     expenses-third parties         166,870    147,137     409,278    (97,288)
   Accounts payable-related
     parties                         91,984     15,763     184,226      5,598
                                  ---------- ----------  ---------- ----------
   Net cash generated by (used
    in) operating activities        (24,595)  (257,538)   (119,008)   834,238
                                  ---------- ----------  ---------- ----------

Cash flows from investing
 activities:
 Purchases of equipment              (2,894)   (14,920)     (2,894)   (14,920)
                                  ---------- ----------  ---------- ----------
 Net cash used in
  investing activities               (2,894)   (14,920)     (2,894)   (14,920)
                                  ---------- ----------  ---------- ----------

Cash flows from financing
 activities:
 Repayment of debt                        -         -      (35,000)  (348,700)
 Proceeds from shareholder loans      19,000     6,057      26,000      6,057
 Proceeds from loans-other                -         -       10,000         -
 Share-based compensation                 -         -       31,150         -
 Treasury stock purchase              (4,000)       -      (4,000)
                                   ---------- ---------  ---------- ----------
 Net cash provided by (used in)
   financing activities               19,000     2,057      32,150   (346,643)
                                   ---------- ---------  ---------- ----------
Net increase (decrease) in cash       (8,489) (270,401)    (89,752)   472,675

Cash beginning of period               8,288   745,891      89,551      2,815
                                   ----------  --------   --------- ----------
Cash end of period                 $    (201) $475,490    $   (201) $ 475,490
                                   ========== =========   ========= ==========

Supplemental disclosure:
Cash paid during the period
  for interest                     $      -   $      -    $     -   $      -
Share-based compensation
  granted-options                         -          -      31,150         -
                                   =========  =========   ========= =========

See accompanying notes.



                          SURGILIGHT, INC.
       CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
            For the Three Months Ended September 30, 2006


                               Preferred Stock    Common Stock
                                Shares  Amount   Shares   Amount
                              --------- ------ ---------  -------
Balances at June 30, 2006       47,000    $6  55,721,808   $5,591

Net loss                            -      -          -        -
                                ------    --  ----------   ------

Balances at Sept. 30, 2006      47,000    $6  55,721,808   $5,591
                                ======    ==  ==========   ======


                               Additional                          Total
                                 Paid-In   Treasury     Accum.  Stockholders
                                 Capital     Stock     Deficit     Equity
                              ----------   --------  ---------- -----------
Balances at June 30, 2006     $11,543,108 $(206,095)$(10,736,277)$   606,333

Net loss                               -         -      (291,259)   (291,259)
                               ----------- ---------- ------------ ----------

Balances at Sept. 30, 2006    $11,543,108 $(206,095)$(11,027,536) $  315,074
                              =========== ========== ============ ==========

See accompanying notes.




                             SURGILIGHT INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                September 30, 2006 and 2005 (unaudited)


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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements in the 10-KSB filed for the year ended December 31, 2005, the Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. These matters, among other things, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans related to these matters are also discussed in that related Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Global Emerging Markets - In June 2004, Global Emerging Markets (GEM) filed a lawsuit and a request for a preliminary injunction in New York against SurgiLight and certain of its officers and directors, to require the Company, among other things, to issue GEM additional shares under its convertible debenture, which the Company is unable to accommodate until additional shares are authorized by the shareholders. The preliminary injunction request was dismissed. GEM has recently filed a summary judgment motion to separate the note from the agreement between the parties, so that they can demand payment on the note. The court denied the summary judgment motion. The Company, and its counsel, believe that the note may only be converted into shares per the agreement. The Company filed a cross-complaint alleging that GEM violated Securities Statutes 16(b).

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

Stock Options and Warrants:

The following table summarizes the warrants outstanding as of September 30, 2006 and the changes in outstanding warrants in the three months then ended:

			       Number Of	  Weighted
			    Shares Subject	   Average
			      To Warrants	Exercise Price
			      Outstanding	  Per Share
			    --------------      --------------
Warrants outstanding,
  June 30, 2006		     $ 3,472,222	    $  0.53
Warrants granted       	              -	                 -
Warrants cancelled		      -			 -
Warrants exercised	              -			 -
			     ------------	    -------
Warrants exercisable,
  Sept. 30, 2006             $ 3,472,222	    $  0.53
			     ============	   ========

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

The following table summarizes information about stock options outstanding at September 30, 2006 and changes in outstanding options in the three months then ended, all of which are at fixed prices:

		              Number Of		  Weighted
			    Shares Subject	   Average
			      To Options       Exercise Price
			     Outstanding	 Per Share
			    -------------      --------------
Options outstanding,
  June 30, 2006		     $ 3,539,616	    $  0.17
Options granted		          10,500	       0.01
Options cancelled		      -			 -
Options exercised		      -			 -
			     -----------	    -------
Outstanding,
   Sept. 30, 2006 	     $ 3,550,116	    $  0.17
			     ===========	    =======
Exercisable,
   Sept. 30, 2006	     $ 3,550,116	    $  0.17
			     ===========	    =======

Under SFAS No. 123R, there was no recorded compensation cost related to employee stock options recognized in the operating results for the three months ended September 30, 2006, all of which was included as administrative and other expenses.

The following table summarizes the assumptions used in applying the Black-Scholes option-pricing model to determine the fair value of options granted during the three months ended September 30, 2006:

					Three Months Ended
					September 30, 2006
					------------------
	Expected volatility	        	147%
	Expected term (years)		        10.0
	Risk-free interest rate		         3%
	Dividend yield			         0%

NOTE 6.  RELATED PARTY TRANSACTIONS

Directors' Loans and accounts payable and accrued expenses - The Company's balance as of September 30, 2006 to CEO Colette Cozean is $845,994 (which includes accrued interest of $120,564) and is recorded in accounts payable.
The Company's balance as of September 30, 2006 to CFO Stuart Michelson is $142,883 (which includes accrued interest of $4,883) and is also recorded in accounts payable. The balances at December 31, 2005 for the CEO and CFO were $749,244 and $119,483 respectively. The Company's balance as of September 30, 2006 to President/COO Timothy Shea is $204,119 (which includes accrued expenses of $28,118 and accrued salary of $176,001).

During October 2002, CEO Colette Cozean and CFO Stuart Michelson each loaned the Company $20,000 which was used to fund a portion of the closing costs on the Company's current debt refinancing. In April 2003, CFO Michelson loaned an additional $6,000 to the Company. During 2004, Cozean and Michelson loaned additional funds to the Company in the amounts of $9,200 and $5,000, respectively. During the 1st quarter of 2005, Cozean loaned additional funds to the Company in the amount of $33,000. Repayments were subsequently made to Cozean and Michelson in the amounts of $10,000 and $5,000, respectively. In May 2006, Michelson loaned an additional $2,000 to the Company. In August 2006, Cozean loaned an additional $10,000 to the Company for additional working capital. UCC forms were filed to secure these loans with the Company's intangible assets as well as other unpaid fees due these Directors. Through September 30, 2006, Louis P. Valente, a director/shareholder lent the Company $15,000 and Richard Ajayi, a director/shareholder lent the Company $9,000 to fund operating expenses. In summary, at September 30, 2006, SurgiLight was indebted to the following shareholders/directors:
	Colette Cozean		$62,200
	Stuart Michelson	$28,000
	Louis Valente		$15,000
	Richard Ajayi		$ 9,000

Royalties - Royalties on equipment sales accrue for the benefit of J.T. Lin, a former employee and director of the Company. Dr. Lin receives a royalty of 2.5% of the net revenues generated over the life of the patents. For the three and nine months ended September 30, 2006, the Company did not record any equipment sales except for the $25,000 on a partial payment.

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

NOTE 7.  INVENTORIES

The components of inventories at September 30, 2006 and December 31, 2005 are summarized as follows:
			September 30, 	September 30
			    2006	    2005
			-------------	------------
    Raw Materials	 $ 1,650,704	 $ 1,650,704
    Work in progress	     299,175	     299,175
    Finished goods	   2,503,419	   2,518,774
			-------------	------------
    Total Inventory	 $ 4,453,298	 $ 4,468,653
			=============	============

Management has reclassified $4,093,298 of the Company's inventory to long-term assets in the accompanying balance sheets to reflect inventory expected to be consumed beyond the current operating cycle.

NOTE 8.  INCOME TAX PROVISION

The Company has net operating loss carryforwards from prior year operations. Income taxes are provided for the tax effects of transactions reported in the financial statements for the three-month periods ending September 30, 2006 and 2005. The 2005 period tax expense, calculated using the current IRS tax rates, has been totally offset by the tax benefit of the operating loss carryforwards.

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

Operating Highlights:

Revenues - The Company recorded revenues of $25,000 in equipment sales for the quarter ended September 30, 2006 ("2006 Quarter"). The $25,000 is the down payment on a $135,000 international sale. The Company will record the balance of the sale as it is collected. The Company did not report any equipment sales for the quarter ended September 30, 2005 ("2005 Quarter").

The Company recorded revenues of only $25,000 from equipment sales for the nine-month period ending September 30, 2006 ("2006 Period"). The Company recorded $139,000 in equipment sales and $1,900,000 in licensing for the nine-month period ended September 30, 2005 ("2005 Period").

Salaries & Benefits - Expenses decreased by 15% to $84,750 for the 2006 Quarter as compared to the 2005 Quarter and increased 8% to $273,756 from $253,510 for the 2006 Period as compared to the 2005 Period. The 2006 Period increase was due to the salary and benefits of the full-time marketing position as compared to the 2005 Period.

Advertising and Selling - No expenses were recorded for the 2006 Quarter as compared to $1,023 for the 2005 Quarter and decreased to $48 from $5,889 for the 2006 Period as compared to the 2005 Period. It is anticipated that these expenses will increase as the Company attends tradeshows and revises its trade literature to reflect results from the increased clinical activity as revenue collections begin to recover, thus allowing more funding for these expenses.

Administrative and Other - Expenses decreased 81% to $42,906 for the 2006 Quarter as compared to $221,733 for the 2005 Quarter and decreased 45% to $183,123 from $334,552 for the 2006 Period as compared to the 2005 Period. For the 2006 Quarter and Period, reductions in office expenses, insurance, travel, utilities and bad debt expense accounted for the significant portion of the overall decrease. The 2006 Period decrease was offset by a $31,150 share-based compensation charge from the adoption of SFAS 123R requiring expensing of stock options.

Professional Fees - Expenses decreased 67% to $83,335 for the 2006 Quarter as compared to $252,387 for the 2005 Quarter and decreased 41% to $315,182 from $531,349 for the 2006 Period as compared to the 2005 Period. The overall 2006 decrease is attributed to a lower level of legal services associated with FDA regulatory matters, patent legal billings, and international patent filing fees.

Research and development - Expenses stayed the same at $47,001 for the 2006 Quarter as compared to the 2005 Quarter and decreased 18% to $146,803 from $178,503 for the 2006 Period as compared to the 2005 Period. The overall decrease in the 2006 Period from the 2005 Period is attributed to a decrease in the amortization of prepaid data collection as fewer clinical procedures have been performed. Allocations for payroll and consultant expenses have remained unchanged over these periods.

Depreciation and Amortization - Expenses remained the same at approximately $3,700 for the 2006 Quarter as compared to the 2005 Quarter and increased 11% to $11,670 from $10,506 for the 2006 Period compared to the 2005 Period. The Company has placed minimal depreciable and no amortizable assets in service over these periods.

Total Operating Expenses - In summary, operating expenses decreased 58% to $261,769 for the 2006 Quarter as compared to $625,671 for the 2005 Quarter and decreased 29% to $930,582 from $1,314,309 for the 2006 Period as compared to the 2005 Period. The Company has controlled its administrative, marketing, and payroll expenses while continuing to fund legal expenses for operational, regulatory and patent matters.

Income (Loss) from Operations - The loss from operations for the 2006 Quarter was $(252,941) as compared to a loss of $(501,308) for the 2005 Quarter. The favorable variance is a direct result of the continued effort to control expenses as the Company focuses on its sales and marketing efforts.

Interest Expense - Interest expense remained the same at approximately $39,000 for the 2006 Quarter as compared to the 2005 Quarter and approximately $117,000 for the 2006 Period as compared to the 2005 Period. The Company continues to negotiate with creditors on relieving the outstanding balances of debt obligations.


Liquidity and Capital Resources

As of September 30, 2006, the Company had a bank balance of $(201) and a working capital deficit of $(3,936,883) as compared to a cash balance of $89,551 and a working capital deficit of $(3,076,348) at December 31, 2005. Of this deficit, $1,088,154 is a convertible debenture to GEM that can only be converted to common stock at a fixed price of $0.093 per share. The Company remains constrained by a low level of international sales. Following its receipt of the CE approval for the Laser Presbyopia Reversal procedure in Europe during February 2005, the Company hired an international sales manager in September and has begun to attend international conventions and courses. These efforts did not grow international sales and the sales manager was replaced by a consultant. These efforts are further compromised by an inability to afford any significant marketing efforts.

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

The Company lacks sufficient liquidity which compromises its ability to pay principal and interest on debt and other current operating expenses in a timely manner. The Company is seeking additional sources of financing, which may include short-term debt, long-term debt or equity. There is no assurance that the Company will be successful in raising additional capital. During February 2005, the Company generated $1,800,000 in funds from the $2 million license agreement completed with Biolase. We collected an additional $100,000 of the remaining balance during the nine months ended September 30, 2006. The Company is also continuing to negotiate with many of its vendors to settle existing liabilities with lower payments.

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

RISK FACTORS

Lack Of Liquidity

Our ability to meet our working capital needs will be dependent on the ability to sign additional distribution and licensing arrangements, achieve a positive cash flow from operations, achieve sustainable profitable operations, and acquire additional capital. While we have experienced certain periods of positive cash flow, much of that could be attributed to significant and non-recurring sales transactions. The cash generated from such transactions was used to repay portions of our substantial indebtedness (see Substantial Indebtedness) leaving few funds available to expand our clinical trials or sales and marketing efforts. There is no guarantee that we can or will consummate similar transactions in the future.

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

Substantial Indebtedness

We have a substantial amount of indebtedness. As of September 30, 2006 the total indebtedness was $4,670,010 (including a bank overdraft of $201, accounts payable and accrued expenses of $3,077,476, convertible debentures of $77,204, and notes payable comprised of $114,200 in loans from shareholders and $10,000 from third parties, $182,775 in payments for legal services, customers deposits of $120,000 and the $1,088,154 remaining from the GEM convertible debenture conversion). The GEM note payable can only be satisfied with an equity issuance when the Board of Directors and shareholders authorize additional common stock.

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

As of September 30, 2006, approximately 55,721,808 shares of common stock, 3,550,116 stock options, and 3,472,222 warrants were outstanding. Furthermore, we may issue additional options for up to an additional 1.8 million shares of common stock pursuant to the 2001 Stock Option Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

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

Patent Infringement Allegations May Impair Our Ability To Manufacture And Market Its Products

There are a number of U.S. and foreign patents covering methods and the apparatus for performing corneal surgery that we do not own or have the right to use. We do not believe that we are infringing any of these patents although we have received letters from Presby Corp. and Photo Medix informing us of potential infringement. The Photo Medix letter regards an eximer laser, which we do not make, use or sell. If we were found to infringe a patent in a particular market, both our customers and we may be enjoined from making, using and selling that product in the market and be liable for damages for any past infringement of such rights. In order to continue using such rights, we would be required to obtain a license, which may require us to make royalty, per procedure or other fee payments. We cannot be certain if we or our customers will be successful in securing licenses, or that if we obtain licenses, such licenses will be on acceptable terms. Alternatively, we might be required to redesign the infringing aspects of these products. Any redesign efforts that we undertake could be expensive and might require regulatory review. Furthermore, the redesign efforts could delay the reintroduction of these products into certain markets, or may be so significant as to be impractical. If redesign effort were to prove impractical, we could be prevented from manufacturing and selling the infringing products, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our founder, J.T. Lin, Ph.D., has continued to file patent applications for Presbyopia that are assigned by agreement to the Company. However, he refuses to sign required prosecution documents, claims ownership of certain of these patents and consequently, in some cases, these patents are being abandoned. These abandonments can negatively impact the strength of the Company's patent position unless the Company can get said patents reinstated once the required documents have been executed by Dr. Lin. Dr. Lin claims that he failed to sign the documentation due to SurgiLight's failure to pay his royalties, but, in fact, he began these actions immediately upon completion of his Assignment Agreement with the Company. Since the Company has received a temporary injunction against Dr. Lin, the Company can now prosecute these patents without interference.

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

Our ophthalmic laser, OptiVision, is approved by the FDA to be marketed for certain ophthalmic applications. The presbyopia indication is currently being tested in clinical trials outside the United States, and the Company has applied for an Investigational Device Exemption to test it in the United States, which has been approved on a conditional and limited basis. We have a significant inventory of ophthalmic laser systems, which were acquired from Premier Laser Systems, Inc. In order to manufacture laser systems or repair laser systems, we will need to become registered as a manufacturer with the FDA and abide by Good Manufacturing Practices (GMP). These regulations impose certain procedural and documentation requirements with respect to our manufacturing, research and development and quality assurance activities. Our facilities will be subject to inspections by the FDA and other regulatory agencies, and if any material noncompliance with GMP guidelines is noted, the marketing of all laser products may be adversely affected. During January 2004, the Company was involved in an inspection and received a "Form 483" notice and Warning Letter resulting in its inability to ship products to certain countries throughout the world. The issues noted in the Warning Letter have been resolved and the Company can now receive Certificates of Foreign Government to ship throughout the world. The Company and its clinical investigators were involved in numerous inspections in 2003 and January 2004, which resulted in additional Form 483s and Warning Letters, some of which have since been resolved.

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

There have been no significant changes in internal controls over financial reporting (as defined in Rule 13a-15(f)) during the three months ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Global Emerging Markets - In September 2004, Global Emerging Markets (GEM) filed a lawsuit and a request for a preliminary injunction in New York against SurgiLight and certain of its officers and directors, to require the Company, among other things, to issue GEM additional shares under its convertible debenture, which the Company is unable to accommodate until additional shares are authorized by the shareholders. The preliminary injunction request was dismissed. GEM has recently filed a summary judgment motion to separate the note from the agreement between the parties, so that they can demand payment on the note. The Company, and its counsel, believe that the note may only be converted into shares per the agreement. The Company filed a cross-complaint alleging that GEM violated Securities Statutes 16(b) and 10(b) and breached their contract with the Company and that Mr. Tobin, a principal of GEM, breached his fiduciary duty to SurgiLight as a member of its Board of Directors.

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

Other Litigation-From time to time, the Company is party to other litigation. The Company and its counsel believe this litigation is not material.

Item 2. Changes in Securities

As of September 30, 2006, approximately 55,721,808 shares of common stock, 3,550,116 stock options, and 3,472,222 warrants were outstanding, and, as far as we can determine, were held of record by approximately 1,700 persons, including significant amounts of stock held in street name.

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
None.


SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant, SurgiLight, Inc., caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 14, 2006

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

/s/ Stuart Michelson
Stuart Michelson, Ph.D., CFO, Member Board of Directors

/s/ Daniel Valente
Daniel Valente, Vice Chairman, Board of Directors

/s/ Robert Freiberg
Robert Freiberg, Ph.D., Member Board of Directors

/s/ Ronald Higgins
Ronald Higgins, Member Board of Directors

/s/ Richard Ajayi
Richard Ajayi, Member Board of Directors

/s/ Craig Collins
Craig Collins, Member Board of Directors



         CERTIFICATION PURSUANT TO SECTION 906 		EXHIBIT 32
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

/s/ Colette Cozean
Colette Cozean
Chief Executive Officer
November 14, 2006


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

/s/ Stuart Michelson
Stuart Michelson
Chief Financial Officer
November 14, 2006




                   CERTIFICATION			EXHIBIT 31

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

/s/ Colette Cozean
Colette Cozean
CEO
November 14, 2006



	           CERTIFICATION			EXHIBIT 31

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

/s/ Stuart Michelson
Stuart Michelson
CFO
November 14, 2006