Form 10QSB/A
period 2006-09-30
SURGILIGHT INC
filed 2006-12-13
CIK 1070289

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

Number of shares outstanding of common equity, as of December 12, 2006 was 55,721,808



                     Basis for Amendment

This Amendment on Form 10-QSB/A constitutes Amendment No. 1 to the Quarterly Report on Form 10-QSB for the period ended September 30, 2006, which was previously filed with the Securities and Exchange Commission (SEC) on November 21, 2006 (the Quarterly Report).

The Company is amending the 10-QSB to add the following disclosure (see Note 10):
"On October 13, 2006, SurgiLight received a Conditional Approval from the FDA to expand its clinical trials in the United States. The Company is currently discussing the numerous conditions cited with the FDA and is uncertain when and if this process will be completed. The Company cannot provide an estimate of time for completion of these discussions or when it will receive approval from the Institutional Review Boards for each clinical site."

There have been no other changes in any of the information presented in this Amendment.




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
                                            ==========     ==========

See accompanying notes.



                              SURGILIGHT, INC.
               CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                 Three Months Ended       Nine Months Ended
                                Sept. 30,  Sept. 30,    Sept. 30,    Sept. 30,
                                   2006       2005         2006         2005
                                 --------   --------     -------      -------
Revenue:
 Sales of equipment           $   25,000  $      -     $   25,000   $  139,000
 Licensing Fees                       -          -             -     1,900,000
 Other                                -      124,534           -       268,047
                              ----------- -----------  -----------  -----------
  Total Revenue                   25,000     124,534       25,000    2,307,047
 Cost of Sales                    16,172         171       21,547       23,000
                              ----------- -----------  -----------  -----------
  Gross profit                     8,828     124,363        3,453    2,284,047

Operating expenses:
 Salaries and benefits            84,750      99,943      273,756      253,510
 Advertising and marketing            -        1,023           48        5,889
 Administrative and other         42,906     221,733      183,123      334,552
 Professional fees                83,335     252,387      315,182      531,349
 Research and development         47,001      47,001      146,803      178,503
 Depreciation & amortization       3,777       3,584       11,670       10,506
                              ----------- -----------  -----------  -----------
  Total operating expenses       261,769     625,671      930,582    1,314,309
                              ----------- -----------  -----------  -----------
  Income (loss) from operations (252,941)   (501,308)    (927,129)     969,738

Other income and (expenses):
 Royalty income                       -           -         2,783           -
 Litigation settlement                -           -       125,000           -
 Other income                        759          -           759           -
 Interest expense                (39,077)    (45,134)    (117,230)    (123,906)
                              -----------  ----------  -----------  -----------
  Total other income, net        (38,318)    (45,134)      11,312     (123,906)
                              -----------  ----------  -----------  -----------
Income (loss) before income
  taxes                         (291,259)   (546,442)    (915,817)     845,832

Provision for (Benefit from)
  Corporate Tax
    Current                           -           -            -       296,041
    Deferred                          -           -            -      (296,041)
                              -----------  ----------   ----------   ----------
  Provision for income tax            -           -            -            -
                              -----------  ----------   ----------   ----------
Net Income (loss)             $ (291,259)  $(546,442)   $(915,817)   $  845,832
                              ===========  ==========   ===========  ==========

 Basic and diluted income
   (loss)  per share:
  Income (loss) from operations   $(0.01)     $(0.01)       $(0.02)       $0.02
                                 --------    --------       -------      -------
  Net Income (loss)               $(0.01)     $(0.01)       $(0.02)       $0.02
                                 ========    ========       =======      =======

Weighted average shares used
 in calculating net income
 (loss) per share - Basic      55,721,808  54,349,953    55,721,808   55,380,073

Weighted average shares
  used in calculating net
  income (loss) per share
  - Fully Diluted              55,721,808  54,349,953    55,721,808   55,380,073


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

NOTE 10.  SUBSEQUENT EVENT DISCLOSURE

On October 13, 2006, SurgiLight received a Conditional Approval from the FDA to expand its clinical trials in the United States. The Company is currently discussing the numerous conditions cited with the FDA and is uncertain when and if this process will be completed. The Company cannot provide an estimate of time for completion of these discussions or when it will receive approval from the Institutional Review Boards for each clinical site.


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

Date: December 12, 2006

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

/s/ Colette Cozean
Colette Cozean
Chief Executive Officer
December 12, 2006


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

/s/ Stuart Michelson
Stuart Michelson
Chief Financial Officer
December 12, 2006




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

/s/ Colette Cozean
Colette Cozean
CEO
December 12, 2006



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

/s/ Stuart Michelson
Stuart Michelson
CFO
December 12, 2006