Form 10KSB
period 2006-12-31
SURGILIGHT INC
filed 2007-06-07
CIK 1070289

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-KSB

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACTS OF 1934
                    For the fiscal year ended: December 31, 2006
                          Commission File Number: 0-24897

                                 SurgiLight, Inc.
              (Exact name of Registrant as specified in its charter)



               Florida                                  35-1990562
   (State or other Jurisdiction                       (I.R.S. Employer
  of Incorporation or Organization)                 Identification Number)


                         2100 Alafaya Trail, Suite 600
                              Orlando, FL  32826
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K. [ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of May 28, 2007 was approximately $2,400,000 based on the $0.04 per share closing price of the Common Stock on the Over The Counter Bulletin Board composite transactions tape on May 24, 2007. The number of shares of Common Stock outstanding as of May 28, 2007 was 60,000,000.



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

Item 14. Principal Accountant Fees and Services

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

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations. Forward-looking statements in this Report will be affected by the following factors: the ability of the Company to raise sufficient capital to finance its planned activities, receiving the necessary marketing clearance approvals from the United States Food and Drug Administration (the "FDA"), successful clinical trials of the Company's planned products, the ability of the Company to commercialize its planned products, market acceptance of the Company's planned products, the Company's ability to successfully develop its licensed compounds, alone or in cooperation with others, into commercial products, the ability of the Company to successfully prosecute and protect its intellectual property, and the Company's ability to hire, manage and retain qualified personnel. The aforementioned factors do not represent an all-inclusive list. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report. In particular, this Report sets forth important factors that could cause actual results to differ materially from our forward-looking statements. These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Report may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report and in other documents that we file from time to time with the Securities and Exchange Commission including Quarterly Reports on Form 10-QSB and Current Reports on Form 8-KSB to be filed in 2007. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.



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

In October 2000, we acquired the inventory, intellectual properties and the technology of the ophthalmic laser division of Premier Laser Systems ("Premier") for the purchase price of $3,745,000. The main component of this inventory acquisition and technology (including 14 granted patents and 13 pending patents) is an infrared erbium laser, which is now the product supporting the core business of SurgiLight's lasers in presbyopia clinical trials and sales efforts. On December 26, 2001, under a bankruptcy court decision we acquired from Premier several additional technologies including two diode-based lasers and approximately $3 million in additional inventory of the infrared erbium laser for $1.7 million.

In November 2001, the Company approved a reincorporation from a Delaware corporation into a Florida corporation through a merger with our wholly-owned Florida subsidiary. The merger was completed on February 11, 2002, and we are now a Florida corporation.

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

Our corporate address is: SurgiLight, Inc., 2100 Alafaya Trail, Suite 600, Orlando, Florida, 32826. Our phone number is (407) 482-4555.
Our facsimile number is (407) 482-0505. Our e-mail address is tshea@surgilight.com and our website is located at www.surgilight.com.

Industrial Background

Lasers have been used in various medical and industrial applications over the past twenty years. Lasers with wavelengths ranging from ultraviolet to infrared have found applications in surgery, ophthalmology and dermatology due to their significant clinical efficacy and the potential growth of the market.

Our Business

Our target market is refractive surgery, particularly presbyopia, one of the last frontiers of ophthalmology. Presbyopia is a natural aging phenomenon where an aging person loses the ability to focus properly in the near vision field for reading. In March 2001, The Wall Street Journal reported that 90 million Americans over the age of 40 suffer from presbyopia. In July 2001, Ophthalmology Management estimated that the market for presbyopia could be 2-3 times larger than that for LASIK.

We believe our new method of presbyopia treatment using a laser for surgical correction is less complicated, more stable, and may provide less regression than the mechanical, non-laser methods. Similar to the economics of LASIK, we envision that the treatment of presbyopia will be subject to a royalty or per procedure fee policy, which should allow us to earn long-term recurring income. Initially we expect that the significant portion of our revenues will be from the sale of the laser systems, and a smaller portion from the sales of associated fiber optic disposable surgical tools. Over a period of time, it is possible that those sales percentages will change.

As previously mentioned, in October 2000, we acquired the ophthalmic laser product line from Premier Laser Systems, Inc. This acquisition included an Er:YAG laser that is already FDA-cleared for ophthalmic procedures and CE marked for international sales. We renamed this product "OptiVision" and immediately began formal animal and clinical studies for the treatment of presbyopia. Patients were first treated with the OptiVision for LAPR in the fall of 2000. We began to sell the OptiVision for laser presbyopia treatment for clinical trials and other ophthalmic applications including but not limited to incision, excision, and vaporization of eye tissue and tissue surrounding the eye and the orbit of the eye and anterior capsulotomies, and certain other ophthalmic applications obtained from Premier. As we began to obtain approvals for ophthalmic procedures and presbyopia treatment around the world, we began to sell into these countries through international distributors.

LAPR investigators have presented numerous clinical papers over the last few years concluding that:
  1.  "LAPR is a simple method for reversal of Presbyopia."
  2. "LAPR using the Erbium YAG laser to perform scleral ablations appears to be a successful procedure to achieve scleral expansion which appears to allow for an improvement in accommodative power without significant regression."
  3. "LAPR appears to be safe and achieve acceptable results to the patients with minimal regression over two years. Longer follow-up is needed."
  4. "International clinical data for more than 1,500 eyes demonstrates 82% of patients J3 or better at last follow-up. U.S. study shows
93% of patients reading part of 20/30 line at six months."
  5. "United States clinical study closely matches that of international data."
  6. "A significant increase in amplitude of accommodation resulting from i) the increased movement of the ciliary bodies (shown by ultrasound) due to increased circumference of the sclera (shown by rabbit study) and ii) a shortening of the axial length (shown by a-scan)."
  7. "LAPR demonstrates real promise for treatment of presbyopia in the future."
  8. "Implementation and compliance to an accommodative exercise program as part of the post operative protocol for LAPR surgery appears to at least show some influence and positive effect on overall accommodative power."
  9. "Laser Presbyopia Reversal shows tremendous potential for the treatment of Presbyopia. Improvement in near uncorrected visual acuity and amplitude of accommodation are statistically significant."
  10. "The clinical results have truly been remarkable."

The most recent paper was presented at the American Society of Cataract and Refractive Surgeons (ASCRS) in San Diego, CA in April 2007. There was also a Scientific Poster presented at that conference. Prior to this, papers were presented at ASCRS in San Francisco, CA in March 2006. At that San Francisco conference, two doctors presented their clinical results in U.S. trials and European practice in a course on Presbyopia. The clinical technique and results of these two doctors was also published in a book on Presbyopia released by a major ophthalmic publisher at ASCRS. In addition, papers and presentations were given by doctors in Mexico and Italy about their experiences and results using the OptiVision laser to treat Presbyopia, our medical monitor presented clinical results used to obtain CE approval in Europe, and the U.S. clinical results were presented. In the U.S. study, there was one line of regression at two years; the surgeon hypothesized this may be a result of the FDA's restriction against exercises in the U.S. clinical study, which does not apply in the international arena. Prior to that, additional papers were presented in the U.S. at the ASCRS in Washington DC in April 2005. These included papers on the mechanism of LAPR and U.S. clinical results and Italian clinical experience as well as two courses on Presbyopia. One particular paper presented in April analyzed data collected from ten clinical sites worldwide following surgery on more than 300 eyes with a follow-up of up to 24 months. 82% of the patients improved to J3 or better (able to read a newspaper without glasses) while average accommodation increased by 1.9 diopters. There was also no statistically significant regression at two years.

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

As part of the acquisition from Premier Laser Systems, the Company acquired fourteen (14) patents and an additional thirteen (13) pending patents covering the infrared technology, certain applications in cataracts, glaucoma and other refractive surgeries. The Company has four (4) issued U.S. patents and five (5) pending U.S. patent applications relating to presbyopia treatment. Of the five
(5) pending applications, two are allowed reissue/reexamination applications corresponding to issued patents. The Company also owns five (5) granted patents and six (6) pending patent applications in foreign jurisdictions.

SurgiLight has hired Knobbe, Martens, Olson, and Bear to review and revise these patents to broaden and tighten our patent coverage. While this review is in process, it is impossible to completely judge the strength of our patent position, but we believe that we will have a strong patent position for the treatment of presbyopia.

The Company's founder, J.T. Lin, has continued to file patent applications for Presbyopia that were assigned by agreement to the Company in 2001. However, he has refused to sign the required prosecution documents and has claimed ownership of certain of these patents and consequently, in some cases, these patents are being abandoned. The Company, due to this breach and other contractual obligations between the parties, has refused to make royalty payments to Dr. Lin. The balance of such royalty payments owed is approximately $33,000, for which Dr. Lin is also claiming a breach.

The Company is currently pursuing legal remedies to require Dr. Lin to fulfill his obligations under our contracts. In January 2006, the Company received a temporary injunction from the Civil Court in Orange County, Florida, that prohibits Dr. J.T. Lin from contesting the ownership of 33 patents or patent applications worldwide of which he is a named inventor. These patents were assigned by agreement to SurgiLight, but Dr. Lin has refused to sign the paperwork required to prosecute these patents. In December 2005, the European patent office, in recording the Company's assignment of a certain patent, rejected
Dr. Lin's claims with regard to that patent. It was the only assignment he had attempted to contest.

Technology, Patents and Licensing Rights

We intend to protect our proprietary technology, licensing rights, trademark and patents pending covering various phases of the products in ophthalmology and dermatology applications. We have a policy of not knowingly infringing any valid patent. However, because patent applications are maintained in secrecy in the United States until such patents are issued, and are maintained in secrecy for a period of time outside the United States, we can conduct only limited searches to determine whether our technology infringes any patent or patent applications. Any claims for patent infringement could be time-consuming, result in costly litigation, divert technical and management personnel, or require us to develop non-infringing technology or to enter into royalty or licensing agreements. We cannot be assured that we will not be subject to one or more claims for patent infringement, that we would prevail in any such action or that our patents will afford protection against competitors with similar technology. In the event our systems are judged to infringe a patent in a particular market, we and our customers could be enjoined from making, selling and using such system or be required to obtain a royalty-bearing license, if available, on acceptable terms.

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

On February 24, 2005, we granted a license to our Presbyopia and related patents, but not our laser technology, to Biolase, Inc. to allow Biolase to develop and clinically test their own product prior to bringing it to market. As of December 31, 2005 Biolase had paid $1,800,000 of the $2,000,000 license fee. An additional $100,000 was paid in February 2006 and an additional $25,000 was paid in February 2007. The remaining $75,000 is due to be paid annually in $25,000 increments during the years 2008 thru 2010. A royalty is also owed after five (5) years from the date the license was granted. The territories of our exclusive distributors were protected under this license for the life of their Distribution Agreement and we remain free to license to other international distributors.

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

The Company markets and distributes only the OptiVision Er:YAG Laser System for laser presbyopia treatment and other ophthalmic applications through its international distribution network which consists of approximately fourteen (14) international distributors in approximately thirty (30) countries. The distributor receives a discounted price on the laser that is adjusted for volume purchases. The distributor conducts courses, provides literature and attends local shows to market the product. A distributor can also sell in a region that has not been exclusively assigned to another distributor. If there is no distributor in a country, the Company can sell directly in that area.

The Distributor agreements are exclusive arrangements usually entered into for an initial term of three years and can be renewed automatically for an additional three-year term. Pursuant to the terms of these agreements, the distributors are to act as independent contractors, finance their own expenses and are prevented from binding us in any way. The agreements subject the distributors to express minimum obligations. If the distributor fails to meet the minimum commitments, we may terminate the agreement.

Each distributor pays a license fee for exclusive rights in a country or purchases an initial supply of inventory. If the distributor pays a license fee, this license fee is recorded as a deposit against future purchases. If the future purchases are made timely, the purchase price per system is reduced by the amount of the deposit until the deposit balance is exhausted, otherwise the distributor forfeits the license fee. The Company subsequently records such forfeiture as other revenue.

Each distributor also commits to certain minimum purchases over a 3-4 year period once regulatory approval is granted in the country. If the purchases are not made, the distributor forfeits the agreement and his exclusivity. The distributor is responsible for regulatory approval in a specific country, marketing, sales, installation and service.

A specific distributor's volume purchase requirements are determined by the size of the country. This pricing is determined in the distributor agreement based on the forecasted sales. Associated revenue is then recorded at the price specified on the purchase order and in the distributor agreement.

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

In October 2006 and March 2007, the Company received conditional approval from the FDA to expand its trials in the U.S. from two (2) sites to three (3) sites and then to a total of eight (8) sites.

The Company refers both to sales quotas in our distributor contracts and to our own sales projections for other geographic territories when projecting current and future sales and related inventory consumption. However, the Company has had difficulty meeting sales projections because current distributors have not met the established sale quotas and developing new markets has taken longer than anticipated, both from regulatory and economic perspectives. Past sales are not an accurate projection of current or future sales in the medical device or medical laser market because the Company continues to receive additional regulatory approvals expanding the market in which it can sell. For example, in February 2005, the Company received CE approval, began contacting European distributors in September 2005, began signing its new distributor agreements during 2006, and expects to generate sales from these new markets shortly hereafter.

The Company's accounting policy is that inventory, which will not be sold within a one-year sales cycle should be carried as long-term inventory unless it is obsolete. Since the inventory is not obsolete (the core technology remains cutting edge as determined by independent outside testing and patent protected) and the Company has distributor contracts requiring it to be purchased over specific periods beyond the current sales cycle, that specific portion of the inventory is classified as a long-term asset.

Due to our acquisition of inventory from Premier Laser Systems and the limited number of lasers we plan to sell during clinical trials, we do not plan to manufacture new product for at least two years. Our revenues during this clinical trial phase will be generated primarily by laser sales and international distributor agreements. Other sources of revenue are the sale of laser accessories and laser service contracts.

Research and Product Development

While we are focusing our efforts on clinical trials for presbyopia, we continue to expend limited efforts on other research and development projects including OptiVision for other ophthalmic applications. We will continue development efforts for product improvement in system design, software and hardware aspects of new and existing systems as well as in the clinical aspects for the uses of these products.

Competition

We are not aware of any established competition in the market for laser presbyopia correction or treatment, however for the treatment of presbyopia, optometrists and ophthalmologists can prescribe accommodative exercises and glasses for their patients. The surgical techniques for the treatment of presbyopia can be divided into three categories: monovision using existing refractive lasers and RF devices, implantation of accommodative lenses, which are undergoing clinical trials, and scleral incisions (white portion of the eye) with or without the implantation of a scleral spacer. Scleral incisions have been performed with a diamond knife for the treatment of presbyopia and were initially suggested by Dr. Spencer Thornton, who coordinated a multi-center clinical trial using his technique. Complete regression caused termination of these clinical trials, but many other companies, including ReFocus, have begun clinical trials on scleral expansion using implants. Other companies, including Visx and Refractec, are trying to market monovision or multifocal cornea resurfacing as a cure for presbyopia. With monovision, one eye is treated for distance and one eye is treated for near. Many patients cannot adapt to monovision as they lose their depth perception.

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

During January 2004, the Company was involved in an inspection and received a Form 483 notice and Warning Letter resulting in its inability to ship products to certain countries throughout the world. The main dispute is whether the Company is a manufacturer of the lasers produced by Premier and whether the Company needs to create a new design file in addition to the file for the Presbyopia procedure and the files from Premier. The Company continues to discuss these issues with the FDA as noted below.

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

During November 2006, the Company was involved in an inspection and received a Form 483 notice. The main dispute is whether the Company is a manufacturer of the lasers produced by Premier and whether the Company needs to create a new design file in addition to the file for the Presbyopia procedure and the files from Premier. The FDA has not yet responded to the Company's response to this Form 483.

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

Foreign sales of the Company's medical laser systems are subject, in each case, to clearance by the U.S. FDA for export to the recipient country or notification to the FDA based on approval of the applicable foreign ministry or health offices. Regulatory requirements vary by country. We believe our OptiVision meets all electrical requirements for worldwide distribution.

The regulatory status for our products follows:

    Application       Product     Regulatory Status   Manufacturer
    -----------      ---------    -----------------   ------------
 Incision/excision   OptiVision     510k cleared       Premier(1)
   around eye

  Anterior
  capsulotomy        OptiVision      510k cleared        Premier(1)

  Presbyopia         OptiVision    In clinical trials    Premier(1)

 (1) Per an acquisition from Premier Laser Systems (see description in "Description of Business").

Our objectives are focused toward domination of the presbyopia treatment market.

In August 2002, the Canadian Ministry of Health ("MOH") authorized five investigational testing sites for our OptiVision Laser treatment for the treatment of presbyopia involving 240 patients. In October 2002, we announced positive results in the initial group of patients treated at the first two of the five authorized sites. The Ministry of Health has now authorized up to fifteen clinical sites, has expanded the study to treat patients with prior LASIK or PRK and has authorized treatment of eyes bilaterally. The Company has delayed the expansion in Canada until the expansion in the U.S. is complete. Due to this continued delay in Canada, the Company will need to reapply for the investigational testing approval for sites.

In December 2002, the FDA granted conditional approval for us to initiate clinical trials at two (2) of our eight (8) American sites. The approval was expanded in April 2003. The trials were cleared under an Investigational Device Exemption (IDE) after presenting data to the FDA demonstrating measurable clinical successes over as long as two years at sites overseas.

In October 2006 and March 2007, the Company received conditional approval from the FDA to expand its trials in the U.S. from two (2) sites to three (3) sites and then to a total of eight (8) sites.

During January 2005, we received CE approval for treatment of presbyopia. Known as the CE 77964, 93/42/EEC, Annex IV, Section 4 Approval of the European Economic Community (EEC), this approval involves not only testing of the laser, but also a review of clinical data by outside medical experts through the auspices of the British Standards Institute (BSI). The BSI clinical review states, in part, "The submission shows that reading vision has improved in the majority of their patients up to two years post-surgery and that they have not had any significant long-term complications." This approval has allowed the Company to begin aggressively marketing the OptiVision for LAPR throughout Europe, the Pacific Rim and around the world since many countries outside the U.S. recognize the CE standard.

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

Employees

We have four (4) full-time employees, all of which are located in Florida. We also hire consultants on a contract basis for regulatory clinical trials, accounting and system maintenance. None of our employees is represented by a labor union. We believe we have a good working relationship with our employees.

Backlog

As of December 31, 2006 we had no significant backlog of orders.

Recent Developments

Sale of Preferred Stock - On April 20, 2007 the Company entered into a Series B Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with GEM SurgiLight Investors LLC ("GEM Investors"), pursuant to which GEM Investors purchased 9,500,000 shares of the Company's Series B Convertible Preferred Stock for a price per share of $.05263 and an aggregate purchase price of $500,000.

Pursuant to the Purchase Agreement, (i) the Board of Directors (the "Board") of the Company has been reduced to four (4) members in total, two (2) of whom are to be appointed by GEM Investors, (ii) all of the prior directors of the Company have resigned with the exception of Louis P. Valente and Craig Collins, and (iii) Colette Cozean ("Cozean") and Stuart Michelson ("Michelson") have resigned from their position as CEO/Chairwoman and Chief Financial Officer respectively. GEM
Investors has appointed Messrs. Edward Tobin and Nicholas Pliam as its designees to the Board. Tobin is a member of GEM SurgiLight Management, LLC, the Managing Member of GEM Investors.

Secured Line of Credit Loan Agreement - On April 20, 2007 the Company and GEM Investors entered into a Secured Line of Credit Loan Agreement (the "Loan Agreement") whereby the Company will have the right to borrow up to $2,500,000 from GEM Investors (the "Loan"). All loans made by
GEM Investors to the Company shall accrue interest on the principal amount at a rate of twelve percent (12%) per annum. In the event of a default under the Loan Agreement, the interest rate shall increase
to seventeen percent (17%).   The Loan is also evidenced by a
Promissory Note dated April 20, 2007 in the aggregate principal amount of $2,500,000 (the "Note"). No payment of principal or interest is due until October 20, 2007, with payments thereafter as determined by the Board of Directors of the Company and GEM Investors, provided that the final payment of all obligations of the Company to GEM Investors shall be due no later than April 20, 2012. GEM Investors obligation to loan additional funds to the Company is conditioned on several factors, including, but not limited to, the approval of GEM Investors or the Company not being in default under the Loan Agreement or any other agreement between the Company and GEM Investors and no material adverse changes in the financial condition of the Company.

On the closing date, GEM Investors loaned the Company $200,492 of the total amount of the Loan. On April 25, 2007 the Company borrowed an additional $136,000. On May 15, 2007 the Company borrowed an additional $113,900. On May 31, 2007 the Company borrowed an additional $132,416. Proceeds from the sale of the of the Series B Convertible Preferred Stock and the Loan have been used to repay Ms. Cozean and Mr. Michelson a portion of amounts owed them by the Company and for general working capital.

The Loan is secured by (i) a blanket lien on all of the assets of the Company as evidenced by a General Security Agreement, (ii) all of the existing and pending trademarks, patents and copyrights owned by the Company pursuant to a Trademark, Patent and Copyright Security
Agreement and (iii) a Deposit Accounts Assignment Agreement pertaining to the Company's bank accounts.

More information regarding these concurrent transactions with GEM
Investors can be obtained form our Form 8-K filed with the SEC on April 26, 2007.

Item 2. Properties

Facilities

We lease our headquarters space of approximately 3,500 square feet at 2100 Alafaya Trail, Suite 600, Orlando, FL, 32826. It is a six-year lease starting September 2005, with a monthly rental fee of approximately $6,400. We also lease storage space for inventory and marketing materials with a monthly rental fee of approximately $2,800.

Item 3. Legal Proceedings

Paul Miano - Advanced Medical Laser Services, Inc. and Paul Miano had filed litigation against us alleging a breach of contract for our alleged failure to pay up to $1 million of working capital. This dispute could have affected our ability to control AMLSI if found to have merit as Mr. Miano claimed, as a result of the dispute, that he owned 55% of AMLSI. During August 2005, the Company and Miano agreed to settle the matter by Miano paying the Company approximately $212,500 over the next two years. The Company has recorded revenue of $100,000 in the financial statements ending December 31, 2005 from the receipt of Miano's initial progress payment on the settlement. During February 2006, Miano exercised his option to pay off the remaining liability in full for $112,500, which amount the Company has recorded as settlement revenue during 2006. As part of the settlement, the Company purchased back from Miano 190,150 of its common shares, which have been recorded as treasury stock.

Raul Arevalo - On April 21, 2005, the Company received a personal injury complaint from Raul Arevalo, claiming damages in excess of $50,000 for injuries caused to his eyes in May 1997 by an excimer laser allegedly manufactured and sold by J.T. Lin and Photon Data, a predecessor to SurgiLight. Discovery is on-going. The Company, based on advice of its counsel, is vigorously defending itself against this claim.

Robert Maddox - On May 19, 2006, the Company received a breach of warranty of merchantability complaint from Robert Maddox, claiming damages in excess of $160,000 from his purchase of a laser system from a former international distributor of the Company. The Company, based on advice of its counsel, is vigorously defending itself against this claim.

GEM Convertible Debenture - During January 2003, GEM Fund had notified the Company of its intent to convert the remaining balance on its convertible debenture (purchased in 2000) to stock effective January 2003. In April 2003 GEM Fund and the Company agreed for GEM Fund to convert the remaining $2 million debenture to common stock at a price of $0.093. GEM Fund initially converted shares equal to nineteen and nine-tenths percent (19.9%) of the total issued and outstanding shares of the Company's common stock on April 11, 2003 and was also granted possession of the shares that were originally escrowed as part of the 2000 debenture agreement. At December 31, 2006, the debenture has been partially converted leaving a note payable liability principal balance of $1,088,154, plus accrued but unpaid interest. That note payable is convertible into shares of common stock when sufficient shares become authorized and available.

In June 2004, GEM Fund filed a lawsuit and a request for a preliminary injunction in New York against SurgiLight and certain of its officers and directors, to require the Company, among other things, to issue GEM Fund additional shares under its convertible debenture, which the Company is unable to accommodate until additional shares are authorized by the shareholders. The Company filed a cross-complaint alleging that GEM Fund violated Securities Statutes 16(b). On April 20, 2007 the Company and GEM Fund agreed to settle the dispute and a Stipulation of Dismissal with Prejudice was filed with the District Court for the Southern District of New York. As part of that settlement, the Company remains obligated to issue the remaining shares to satisfy the $1,088,154 liability once additional common shares are authorized by an amendment to the Company's Articles of Incorporation.

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

During January 2006 the Company's received a temporary injunction that prohibits Mr. Lin from contesting the ownership of 33 patents or patent applications worldwide. In December 2005, the European patent office, in recording the Company's assignment of a certain patent, rejected
Dr. Lin's claims with regard to that patent. It was the only assignment he had attempted to contest.

Other Litigation - From time to time, the Company is party to other litigation. The Company and its counsel believe this litigation is not material.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's attempts to call another shareholder meeting or to register certain shares of stock have been postponed due to the non-approval of its proxy by the SEC relating to their request that the notes to the financials for the fiscal year ended 2000 be revised. After discussions with the Company and its independent auditor, the SEC completed its informal review of the Company's financial statements and issued a Closure Letter to the Company in October 2006.

The Company has formally withdrawn two stale Registration Statements and is currently in a position to seek approval of updated proxy materials that would allow the Company to conduct an annual or special meeting of shareholders.

                                 PART II

Item 5. Market for the Issuer's Common Stock and Related Security
Holders Matters

The following chart sets forth the high and low closing price for the Common Stock as quoted on OTCBB during the indicated periods:

           Period        High      Low
           ------        ----      ---
            2004
            ----
         1st Quarter     0.13      0.06
         2nd Quarter     0.23      0.07
         3rd Quarter     0.08      0.02
         4th Quarter     0.06      0.02

            2005
            ----
         1st Quarter     .09       .03
         2nd Quarter     .07       .02
         3rd Quarter     .04       .02
         4th Quarter     .02       .01

            2006
            ----
         1st Quarter     .03       .01
         2nd Quarter     .04       .01
         3rd Quarter     .03       .01
         4th Quarter     .01       .01

Our common stock started to trade on OTCBB on November 1, 1999, and was split two for one on January 27, 2000. These quotations represent prices between dealers and do not include retail mark up, mark down, or commission and may not necessarily represent actual transactions. As of May 15, 2007, approximately 55,721,808 shares of our common stock, 3,590,616 stock options and 3,472,222 warrants were outstanding (most of which had exercise prices significantly in excess of the market prices), and were held of record by approximately 231 persons.

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

Inventories

Adjustments to the carrying value of inventory for excess and obsolete items are based, in part, on our estimate of demand over the next sales cycle, which is the following twelve (12) months. This estimate, though based on our historical experience and consideration of other relevant factors, such as the current economic climate, is subject to some uncertainty. Amounts charged to income for excess and obsolete inventory for the years ending December 31, 2006 and 2005 as a percentage of total revenues in 2006 and 2005 were 0.0%. To date, our estimates have been materially accurate and subject to any major changes in our business model, our operating environment or the economy, and taking consideration of the ongoing development of our technology, we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

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

Overall Operational Summary: The Company began actively promoting the sale of the OptiVision laser in September 2001 and the newly appointed Board of Directors and management team focused its efforts on the core business of presbyopia treatment rather than generating royalty revenue from the sale of LASIK agreements. The Company decided to sell its LASIK product line to Tao Enterprises in February 2002, which was one of the main sources of revenue prior to the year 2002. In addition, the Company decided to dispose of its Plantation Laser Center, AMLSI (another main source of revenue) and holdings in EMX to focus on presbyopia. The Company believes that the sales of OptiVision for presbyopia treatment will continue to increase.

Revenues - Our revenues from equipment sales decreased 82% to $25,000 for the year ended December 31, 2006 (2006 Year) from $139,000 for the year ended December 31, 2005 (2005 Year) due to lack of funds for marketing and attendance at major sales meetings. Domestic sales for the same period remained flat as the Company did not expand its U.S. clinical trials.

As previously mentioned, the Company markets only the OptiVision Er:YAG Laser System for laser presbyopia treatment and other ophthalmic applications worldwide through approximately fourteen (14) international distributors in approximately thirty (30) countries.
That product constitutes our sole revenue source of "equipment sales." The following summarizes the equipment sales for the years ended
2006 and 2005:
			     2006	  	   2005
                             ----                  ----
Domestic Sales		$       - 	0%	$       - 	  0%
International Sales	    25,000    100%	   139,000	100%
Total	                 $  25,000      	$  139,000

The Company recorded several significant non-operational sources of income during 2006 and 2005 that include the following:
   1. Royalty income amounting to $4,791 during 2006 and $27,468 during 2005;
   2. Vendor settlements of past due liabilities amounting to $43,643 during 2006 and $240,807 during 2005; and
   3. Litigation settlement proceeds of $112,500 during 2006 and $100,000 during 2005.

Each of the above transactions was recorded as income being either unusual in nature or infrequent in occurrence per APB Opinion No. 30. Further, based on the guidelines issued in SAB No. 101, revenue should not be recognized until it is realized or realizable and earned.

Cost of Revenues - Our cost of revenues decreased 62% to $15,355 for the 2006 Year as compared to $40,504 for the 2005 Year which is in direct relation to the overall decrease in the total number of units sold.

Due to the bargain-purchase of the inventory from Premier Laser Systems in 2000 and 2001, the Company has been able to maintain a fixed cost of goods sold per unit. Units included as part of the 2000 purchase agreement are recorded at the lower of cost or market at $20,000.
Units included as part of the 2001 purchase agreement are recorded at the lower of cost or market at $15,355. Additional costs of freight, accessories, and testing are included in cost of goods sold as incurred.

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

Advertising and Selling Expenses - Our advertising and selling expenses decreased 83% to $1,048 for the 2006 Year as compared to $6,101 for the 2005 Year. The decrease is primarily a result of a lack of available funds dedicated to sales and marketing. For 2007, it is anticipated that these expenses will begin to increase as the Company attends additional tradeshows, and revises its literature to reflect results from the increased clinical activity, and expands its marketing, sales and distribution efforts in specific markets throughout the world.

Professional Fees - Our professional fees decreased 40% to $406,340 for the 2006 Year as compared to $675,806 for the 2005 Year. This decrease is primarily attributed to legal services performed in assisting the Company to meet the regulatory requirements necessary to expand its clinical trials and to enforce the patent assignment from Dr. Lin, of which activity has been minimal during the 2006 Year.

Salaries & Benefits - Our salaries and benefits expense decreased 1% to $359,320 for the 2006 Year as compared to $364,515 for the 2005 Year. The minimal level of 2006 activity resulted in the Company not filling its vacant international sales position.

Research and Development - Our research and development expense decreased 52% to $216,804 for the 2006 Year as compared to $449,500 for the 2005 Year. The decrease is directly attributable to the decreased use of outside consultants in assisting the Company to meet the regulatory requirements necessary to expand its clinical trials and the amortization of prepaid data collections fees either from completed surgeries or write-offs of remaining fees.

Depreciation and Amortization - Our depreciation and amortization expense increased 7% to $15,550 for the 2006 Year as compared to $14,562 for the 2005 Year. The increase is a result of the Company's depreciation of its additional investment in equipment and leasehold improvements.

Administrative and Other Expenses - Our administrative and other expenses increased 25% to $363,774 for the 2006 Year as compared to $290,834 for the 2005 Year, which was primarily attributed to the significant increases in insurance, board member compensation, and travel.

Total Operating Expenses - Total operating expenses decreased 28% to $1,398,195 for the 2006 Year as compared to $1,931,318 for the 2005 Year.

Income (Loss) From Operations - The net income (loss) from operations is ($1,388,550) or $(0.02) per share for the 2006 Year as compared to a net income of $67,178 or $0.00 per share during the 2005 Year.

Liquidity and Capital Resources

Liquidity and Capital Resources - As of December 31, 2006, we had a cash balance of $14,545 and a working capital deficit of $(4,693,711) as compared to a cash balance of $89,551 and a working capital deficit of $(3,076,348) at December 31, 2005.

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

The Company has and has had significant liquidity problems which compromises its ability to pay principal and interest on debt and other current operating expenses in a timely manner. The Company is seeking additional sources of financing, which may include short-term debt, long-term debt or equity. There is no assurance that the Company will be successful in raising additional capital.

On April 20, 2007 the Company entered into a Series B Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with GEM SurgiLight Investors LLC ("GEM Investors"), pursuant to which GEM Investors purchased 9,500,000 shares of the Company's Series B Convertible Preferred Stock for a price per share of $.05263 and an aggregate purchase price of $500,000.

On April 20, 2007 the Company and GEM Investors entered into a Secured Line of Credit Loan Agreement whereby the Company will have the right to borrow up to $2,500,000 from GEM Investors. All loans made by GEM Investors to the Company shall accrue interest on the principal amount at a rate of twelve percent (12%) per annum. In the event of a default under the Loan Agreement, the interest rate shall increase to seventeen
percent (17%).   The Loan is also evidenced by a Promissory Note dated
April 20, 2007 in the aggregate principal amount of $2,500,000 (the "Note"). No payment of principal or interest is due until October 20, 2007, with payments thereafter as determined by the Board of Directors of the Company and GEM Investors, provided that the final payment of all obligations of the Company shall be due no later than April 20, 2012.

On April 20, 2007, GEM Investors loaned the Company $200,492 of the total amount of the Loan. On April 25, 2007, the Company borrowed an additional $136,000. On May 15, 2007 the Company borrowed an additional $113,900. On May 31, 2007 the Company borrowed an additional $132,416. GEM Investor's obligation to loan additional funds to the Company is conditioned on several factors, including, but not limited to, the approval of GEM Investors or the Company not being in default under the Loan Agreement or any other agreement between the Company and GEM Investors and no material adverse changes in the financial condition of the Company. Proceeds from the sale of the of the Series B Convertible Preferred Stock and the Loan have been used to repay Ms. Cozean and Mr. Michelson a portion of amounts owed them by the Company and for general working capital.

The Company is continuing to seek additional funding sources. However, there is no guarantee that any financing will be received. The Company's ability to meet its working capital needs will be dependent on the ability to sign additional distribution and licensing arrangements, achieve a positive cash flow from operations, achieve and sustain profitable operations, and obtain additional debt and/or equity capital.


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

Substantial Indebtedness

We have a substantial amount of indebtedness. As of December 31, 2006 the total indebtedness was $5,374,639 (including accounts payable and accrued expenses of $3,438,649, and short-term notes payable comprised of $196,714 in loans from shareholders and other investors, $531,122 in payments for legal services, customers deposits of $120,000 and the $1,088,154 remaining from the conversion of the convertible debenture issued to GEM Global Yield Fund, Ltd. (the "GEM Fund"). The GEM Fund note payable will be satisfied with an equity issuance when the Company amends its Articles of Incorporation to authorize additional common stock.

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

Concentrations

For the year ended 2006, sales to one international distributor amounted to $25,000 or 100% of the total recorded sales of equipment for that year. For the year ended 2005, sales to one international distributor amounted to $139,000 or 100% of the total recorded sales of equipment for that year. Also for the year ended 2005, licensing fees of $1,900,000 and $27,468 of royalties were generated each from single domestic companies. For the year ended 2004, sales to one international distributor amounted to $1,300,000 or $76% of the total recorded sales of equipment of $1,705,000. The Company could continue to be at significant risk of not being able to sustain ongoing operations if it cannot generate sales to multiple customers and replace these one-time transactions.

Dilution

The Series B Convertible Preferred Stock issued to GEM Investors in April 2007 is convertible into 55% of the our outstanding shares of common stock on a fully diluted basis at the time of conversion. In addition, in May 2007, the Company agreed to convert $319,217 in interest owed to GEM Fund into 25,537,360 shares of common stock (of which 3,958,752 were issued and the balance are issuable upon an increase in the authorized number of shares of common stock through an amendment to our Articles of Incorporation). The issuance of shares upon conversion of the GEM Fund debentures, including 11,697,652 intended for the GEM Fund, will cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

The resale by the GEM Fund or Knobbe, Marten, Olsen & Bear, L.L.P, (the "Investors") of the common stock acquired from conversion of the debentures will increase the number of our publicly traded shares, which could depress the market price of our Company's common stock. However, the Investors are limited as to the amount of shares it may sell to the lower of ten percent (10%) of our common stock's previous days trading volume or 7.5% of the average trading volume for the prior fifteen trading days. The issuance of shares to the Investors may therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of the common stock.

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

Currently, there are approximately 3,590,616 stock options and 3,472,222 warrants outstanding with respect to our common stock. Furthermore, we may issue additional options for up to an additional
1.8 million shares of common stock pursuant to the 2002 Stock Option Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

Our Common Stock Has Experienced In The Past, And Is Expected To
Experience In The Future, Significant Price And Volume Volatility, Which Substantially Increases The Risk Of Loss To Persons Owning the Common Stock

Because of the limited trading market for our common stock, and because of the possible price volatility, investors may not be able to sell our shares of common stock when they desire to do so. Through the twelve months ended December 31, 2006, our stock price ranged from a high of $0.04 to a low of $0.01 per share. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

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

The Company's founder, J.T. Lin, has continued to file patent applications for Presbyopia that are assigned by agreement to the Company. However, he refuses to sign required prosecution documents, claims ownership of certain of these patents and consequently, in some cases, these patents are being abandoned. These abandonments can negatively impact the strength of the Company's patent position unless the Company can get said patents reinstated once the required documents have been executed by Dr. Lin.

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

Our ophthalmic laser, OptiVision, is approved by the FDA to be marketed for certain ophthalmic applications. The presbyopia indication is currently being tested in clinical trials outside the United States, and the Company has applied for an Investigational Device Exemption to test it in the United States, which has been approved on a conditional and limited basis. We have a significant inventory of ophthalmic laser systems, which was acquired from Premier Laser Systems, Inc. In order to manufacture laser systems or repair laser systems, we will need to become registered as a manufacturer with the FDA and abide by Good Manufacturing Practices (GMP). These regulations impose certain procedural and documentation requirements with respect to our manufacturing, research and development and quality assurance activities. Our facilities will be subject to inspections by the FDA and other regulatory agencies, and if any material noncompliance with GMP guidelines is noted, the marketing of all laser products may be adversely affected. During January 2004, the Company was involved in an inspection and received a "Form 483" notice and Warning Letter resulting in its inability to ship products to certain countries throughout the world. The Company and its clinical investigators were involved in numerous inspections in 2003 and January 2004, which resulted in additional Form 483s and Warning Letters, some of which have since been resolved.

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

NASDAQ Listing

Our common stock is quoted on the Pink Sheets LLC. We currently are not listed on the NASDAQ National Market system. We cannot assure investors that it will ever meet the criteria for listing the common stock on such market system, which would provide a stronger trading market. Lack of listing on the NASDAQ National Market may make it more difficult for us to raise funds through the sale of our common stock or securities convertible into our common stock. We had been quoted on the OTCBB until May 24, 2007, but became quoted on the Pink Sheets due to our delinquency in filing of this Annual Report on Form 10KSB and the quarterly report on Form 10QSB for the quarter ended March 31, 2007. We intend to file our periodic reports with the SEC on a timely basis now that we have had a change of control and to reapply for quotation on the OTCBB.

GEM Investors And The GEM Fund Will Own A Majority Of Our Outstanding Common Stock and Voting Securities

GEM Investors and the GEM Fund own 18.1% and 22.9%, respectively of our issued and outstanding shares of voting securities, or an aggregate of 41% of our voting securities, including the 9,500,000 shares of Series B Convertible Preferred Stock which vote on all matters with the shares of Common Stock. In addition, the purchase agreement between us and GEM Investors for the purchase of the Series B Convertible Preferred Stock gives GEM Investors the right to nominate two of the four current members of the Board of Directors. GEM Investors and the GEM Fund may be considered a group and have significant influence over our actions. After we amend our Articles of Incorporation to increase the number of shares of authorized but unissued shares of common stock, the Series B Convertible Preferred Stock issued to GEM Investors will be convertible into 55% of the issued and outstanding shares of common stock on a fully diluted basis when the shares of Series B Preferred Stock are converted and the Series B Preferred Stock will vote on an as converted basis. In addition, GEM Fund will own 35,391,708 shares of common stock, including 21,578,618 shares of common stock which cannot be issued now due to insufficient authorized and unissued shares of common stock. Upon the amendment to our Articles of Incorporation to increase the authorized number of shares of common stock, GEM Investors and GEM Fund will have the right to vote an aggregate of 142,467,331 shares or 75.3% of the voting securities, giving effect to the Series B Convertible Preferred Stock and assuming no other shares of voting securities are issued. They will be able to exert control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.

Our Common Stock is Considered a "Penny Stock" and May Be Difficult To
Sell.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of the Common Stock may be below $5.00 per share and therefore may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the Common Stock and may affect the ability of investors to sell their shares. In addition, since the Common Stock is currently quoted on the Pink Sheets, investors may find it difficult to obtain accurate quotations of the Common Stock and may find few buyers to purchase the stock or a lack of market makers to support the stock price.


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

                     December 31, 2006, 2005 and 2004

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



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SurgiLight, Inc.
Orlando, Florida

We have audited the accompanying balance sheets of SurgiLight, Inc. as of December 31, 2006 and 2005 and the related statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of SurgiLight Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SurgiLight, Inc as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

  /s/  Richard L. Brown & Company, P.A.

       May 30, 2007
       Tampa, Florida



                             SURGILIGHT, INC.
                              BALANCE SHEETS
                       December 31, 2006 and 2005

                       ASSETS
                                              2006             2005
                                             ------           ------
Current assets:
      Cash                                $   14,545      $   89,551
      Accounts receivable                      2,008         197,195
      Inventories (note 6)                   360,000         360,000
      Prepaid data collection fees           119,000         119,000
      Other current assets                   185,375         233,211
                                          ----------      ----------
         Total current assets                680,928         998,957

Property and equipment, net of
  accumulated depreciation
  of $30,929 and $25,375 (note 7)             25,736          28,396

Other assets:
      Inventories (note 6)                 4,073,299       4,108,653
      Intangible assets, net of
  accumulated amortization
  of $375,837 and $365,841 (note 5)           90,043         100,039
      Prepaid data collection fees            16,000          39,000
                                          ----------      ----------
         Total assets                     $4,886,006      $5,275,045
                                          ==========      ==========

      LIABILITIES & DEFICIT IN STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued
        expenses                          $2,088,692      $1,475,202
      Accounts payable and accrued
        expenses-related
        party (note 18)                    1,349,957       1,008,770
      Customer deposits                      120,000         120,000
      Short-term debt (note 8)             1,815,990       1,394,129
      Convertible debentures (note 8)             -           77,204
                                          ----------      ----------
        Total current liabilities          5,374,639       4,075,305

Commitments and Contingencies                     -               -

Stockholders' equity (deficit):
    Preferred stock, $0.0001 par
      value; 10,000,000 shares
      authorized; 47,000 issued
      and outstanding                              6               6
    Common stock, $0.0001 par
      value; 60,000,000 shares
      authorized; 55,721,808 and
      55,721,808 issued; 55,485,523
      and 55,485,523 outstanding               5,591           5,591
      Additional paid in capital          11,211,325      11,511,958
    Treasury stock, 236,285 shares
      (at cost)                             (206,095)       (206,095)
      Accumulated deficit                (11,499,460)    (10,111,720)
                                          ----------      ----------
        Total stockholders' equity
          (deficit)                         (488,633)      1,199,740
                                          ----------      ----------
        Total liabilities and deficit
         in stockholders' equity          $4,886,006      $5,275,045
                                          ==========      ==========

See notes to financial statements.


                                  SURGILIGHT, INC.
                             STATEMENTS OF OPERATIONS
                   Years Ended December 31, 2006, 2005 and 2004


                                    2006           2005          2004
                                   ------         ------        ------
Revenue:
   Sales of equipment          $    25,000     $   139,000     $1,705,000
   Licensing fees                       -        1,900,000             -
   Less: Refunds                        -               -         (78,000)
                               -----------     -----------     ----------
    Total Revenue                   25,000       2,039,000      1,627,000
Cost of Sales                       15,355          40,504        313,221
                               -----------     -----------     ----------
    Gross profit                     9,645       1,998,496      1,313,779

Operating expenses:
   Salaries and benefits           359,320         364,515        383,832
   Advertising and selling           1,048           6,101          5,458
   Administrative and other        363,774         290,834        485,582
   Provision for bad debt           35,359         130,000        933,493
   Professional fees               406,340         675,806        666,532
   Research and development
     (note 13)                     216,804         449,500        267,746
   Depreciation & amortization      15,550          14,562         13,908
                               -----------     -----------    -----------
    Total operating expenses     1,398,195       1,931,318      2,756,551
                               -----------     -----------    -----------
Income (loss) from operations   (1,388,550)         67,178     (1,442,772)

Other income and (expenses)
   (note 15):
   Royalty income                    4,791          27,468          4,020
   Disgorgement income                  -               -         106,354
   FDA deposit repayment                -               -         116,337
   Distributor deposits                 -               -         285,333
   Vendor settlements               43,643         240,807        144,853
   Litigation settlement           112,500         100,000             -
   Other income                     13,293          44,486         29,179
   Interest expense               (173,417)       (164,084)      (294,544)
                               -----------     -----------    -----------
    Total other income, net            810         248,677        391,532
                               -----------     -----------    -----------
Income (loss) before
   income taxes                 (1,387,740)        315,855     (1,051,240)

Provision for (Benefit from)
   Corporate Tax
      Current                           -          123,530             -
      Deferred                          -         (123,530)            -
                               -----------     -----------    -----------
Provision for income tax                -               -              -
                               -----------     -----------    -----------
     Net Income (Loss)         $(1,387,740)    $   315,855    $(1,051,240)
                               ===========     ===========    ===========

     Basic and diluted income
       (loss) per share:
      Income (loss) from
        operations                  $(0.02)        $ 0.00         $(0.03)
                                    -------        -------        -------
      Net income (loss) per
        share - Basic and
        diluted                     $(0.02)        $ 0.00         $(0.03)
                                    =======        =======        =======

    Weighted average shares
     used in calculating net
     income (loss) per share
      - Basic and diluted        55,721,808     55,466,209     49,281,928
                                 ==========     ==========     ==========

See notes to financial statements.



                                       SURGILIGHT, INC.
                                   STATEMENTS OF CASH FLOWS
                        Years ended December 31, 2006, 2005 and 2004

                                               2006        2005      2004
                                             --------    --------  --------

Cash flows from operating
  activities:
  Net income (loss)                       $(1,387,740) $  315,855 $(1,051,240)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
      Depreciation                              5,554       4,566       3,912
      Amortization                              9,996       9,996       9,996
      Provision for bad debts                      -      130,000     933,493
      Termination of debentures               (77,204)         -           -
      Share-based compensation                 31,360          -           -
      Impairment loss on loan fees                 -           -       97,500
      Write-off of prepaid data
       collection fees                         23,000     211,500      97,000
      Write-off of demonstration
        laser                                  20,000          -           -
 (Increase) decrease in assets and
  liabilities, net of business
  acquisitions and dispositions:
      Receivables                             195,187    (168,349)   (959,879)
      Employee advances                       (16,548)      2,300          -
      Inventories                              15,355      15,355     300,356
      Other current assets                     64,384     (28,741)   (127,524)
      Accounts payable                        954,677       3,310      945,831
      Customer deposits                            -           -      (635,333)
                                           -----------  ----------  -----------
      Net cash generated by (used in)
          operating activities               (161,979)    495,792     (385,888)
                                           -----------  ----------  -----------

Cash flows from investing activities:
  Purchases of equipment                       (2,894)    (16,480)          -
                                           -----------  ---------- -----------
      Net cash used in
         investing activities                  (2,894)    (16,480)          -
                                           -----------  ---------- -----------

Cash flows from financing activities:
  Issuance of short-term debt                  26,353          -       349,351
  Repayment of debt                           (35,000)   (421,576)    (130,074)
  Loans from shareholders                      98,514      33,000       24,200
  Repayment of debentures                         -            -
(337,694)
  Common stock issued for
   debenture conversion                           -            -       451,500
  Treasury stock purchase                         -        (4,000)          -
                                           -----------  ---------- ------------
      Net cash provided by (used in)
        financing activities                   89,867    (392,576)     357,283
                                           -----------  ---------- ------------
Net increase (decrease) in cash               (75,006)     86,736      (28,605)
Cash, beginning of year                        89,551       2,815       31,420
                                            ----------- ---------- ------------
Cash, end of year                          $   14,545   $   89,551 $      2,815
                                           ============ ========== ============
Supplementary Disclosures:
  Stock issued for services                        -    $   45,000 $     60,794
Cash paid during the year for interest             -    $   31,057 $         -

See notes to financial statements.



                                      SURGILIGHT, INC.
                             Statements of Stockholders' Equity
                           Years ended December 31, 2006 and 2005


                                                                   Additional
                                 Common Stock     Preferred Stock    Paid-In
                               Shares     Amount   Shares Amount     Capital
                            --------------------  --------------- -----------
Balances at
  December 31, 2004         54,411,958    $5,441    47,000    $6  $11,467,108

Stock issued for
  services                   1,500,000       150        -      -       44,850

Treasury stock
  purchase                    (190,150)       -         -      -           -

Net Income                          -         -         -      -           -
                            ----------  --------    ------   ----  ----------
Balances at
  December 31, 2005         55,721,808     5,591    47,000     6   11,511,958

Share-based
  compensation                      -         -         -      -       31,360

Adjustment of
  debenture                         -         -         -      -     (331,993)

Net Income                          -         -         -      -            -
                             ---------    ------    ------   ---  -----------
Balances at
  December 31, 2006         55,721,808    $5,591    47,000    $6  $11,211,325
                            ==========    ======    ======   ===  ===========

                                                               Total
                                   Treasury   Accumulated   Stockholders'
                                    Stock       Deficit        Equity
                                 ---------- -------------   ------------

Balances at December 31, 2004    $(202,095) $(10,427,574)   $   842,886

Stock issued for services                -            -          45,000

Treasury stock purchase             (4,000)          -          (4,000)

Net Income                               -        315,855       315,855
                                 ---------- -------------    -----------
Balances at December 31, 2005     (206,095)  (10,111,720)     1,199,740

Share-based compensation                -            -           31,360

Adjustment of debenture                 -            -         (331,993)

Net Income                              -    ( 1,387,740)    (1,387,740)

Balances at December 31, 2006    $(206,095) $(11,499,460)  $ (  488,633)
                                 ========== =============  ============

See notes to financial statements.



                            SURGILIGHT, INC.

                    NOTES TO FINANCIAL STATEMENTS
                  December 31, 2006, 2005 and 2004

Note 1.	The Company and Summary of Significant Accounting Policies

(a)	Organization

SurgiLight, Inc. ("the Company" or "SurgiLight") sells ophthalmic lasers and related products and services based on its own and licensed intellectual property, primarily for use in refractive and presbyopia procedures.

Going Concern Risk and Management Plan

Liquidity and Capital Resources - As of December 31, 2006, we had a cash balance of $14,545 and a working capital deficit of $(4,693,711) as compared to a cash balance of $89,551 and a working capital deficit of $(3,076,348) at December 31, 2005.

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

The Company has significant liquidity problems which compromises its ability to pay principal and interest on debt and other current operating expenses in a timely manner. The Company is seeking additional sources of financing, which may include short-term debt, long-term debt or equity. There is no assurance that the Company will be successful in raising additional capital

On April 20, 2007 the Company entered into a Series B Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with GEM SurgiLight Investors LLC ("GEM Investors"), pursuant to which GEM Investors purchased 9,500,000 shares of the Company's Series B Convertible Preferred Stock for a price per share of $.05263 and an aggregate purchase price of $500,000.

On April 20, 2007 the Company and GEM Investors entered into a Secured Line of Credit Loan Agreement whereby the Company will have the right to borrow up to $2,500,000 from GEM Investors. All loans made by GEM Investors to the Company shall accrue interest on the principal amount at a rate of twelve percent (12%) per annum. In the event of a default under the Loan Agreement, the interest rate shall increase to seventeen
percent (17%).   The Loan is also evidenced by a Promissory Note dated
April 20, 2007 in the aggregate principal amount of $2,500,000 (the "Note"). No payment of principal or interest is due until October 20, 2007, with payments thereafter as determined by the Board of Directors of the Company and GEM Investors, provided that the final payment of all obligations of the Company shall be due no later than April 20, 2012.

On April 20, 2007, GEM Investors loaned the Company $200,492 of the total amount of the Loan. On April 25, 2007, the Company borrowed an additional $136,000. On May 15, 2007 the Company borrowed an additional $113,900. On May 31, 2007 the Company borrowed an additional $132,416. GEM Investor's obligation to loan additional funds to the Company is conditioned on several factors, including, but not limited to, the approval of GEM Investors or the Company not being in default under the Loan Agreement or any other agreement between the Company and GEM Investors and no material adverse changes in the financial condition of the Company.

The Company is continuing to seek additional funding sources. However, there is no guarantee that any financing will be received. The Company's ability to meet its working capital needs will be dependent on the ability to sign additional distribution and licensing arrangements, achieve a positive cash flow from operations, achieve and sustain profitable operations, and obtain additional debt and/or equity capital.

Substantial Indebtedness - We have a substantial amount of indebtedness. As of December 31, 2006 the total indebtedness was $5,374,639 (including accounts payable and accrued expenses of $3,438,649, and short-term notes payable comprised of $196,714 in loans from shareholders and other investors, $531,122 in payments for legal services, customers deposits of $120,000 and the $1,088,154 remaining from the conversion of the convertible debenture issued to GEM Global Yield Fund, Ltd. (the "GEM Fund"). The GEM Fund note payable will be satisfied with an equity issuance when the Company amends its Articles of Incorporation to authorize additional common stock.

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

Historically, the consolidated financial statements included the accounts of the Company and its subsidiaries, Plantation and AMLSI; however, Plantation and AMLSI have been classified as discontinued operations at December 31, 2003. At December 31, 2006, 2005 and 2004, there are no operating segments or subsidiaries to consolidate.

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

We follow Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value Of Financial Instruments" ("SFAS 107") and related pronouncements in accounting for and disclosing the value of financial instruments. The values we show for our financial assets and liabilities as of December 31, 2006, 2005 and 2004 (including cash and cash equivalents, accounts receivable, accounts payable, debt and accrued liabilities) approximate the fair market value of these assets and liabilities due to their short maturity.

(e)	Accounts Receivable, Allowances for Doubtful Accounts
We estimate the amount of receivables that we will not be able to collect from customers and provide reserves accordingly. To develop this estimate we review all receivables and identify those accounts where collection is at risk. For these accounts at risk, we estimate individual, specific reserves based on our analysis of the payment history, operations and finances of each account.
Changes in the allowance for doubtful accounts for the years ended December 31, are as follows:

                                  2006      2005       2004
                                 ------    ------     ------
Balance at beginning of year    $     -   $     -   $ 161,995
Provision for credit losses           -         -     425,000
     Less: Charge offs                -         -    (586,995)
                               ---------  ---------  ---------
Allowance for doubtful
 accounts - end of year         $     -   $     -    $     -
                               =========  =========  =========

(f)	Income Taxes

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

The Company reports inventory as both short-term and long-term assets. The short-term component represents an estimate of what will be utilized during the next twelve-month sales cycle. At December 31, 2006 the short-term and long-term components were $360,000 and $4,073,299, respectively.

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

The following summarizes the amortization for the years ended
2006, 2005 and 2004:
		  2006		   2005		     2004
                 ------           ------            ------
	        $23,000		 $211,500	   $24,000

(k)	Product Warranty Costs

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

Basic earnings or loss per common share are computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied), if dilutive. Diluted loss per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase common stock, and convertible debentures and are included in the computation using the treasury stock method if they would have a dilutive effect. Diluted losses per share for the years ended December 31, 2006 and 2004 are the same as basic loss per share.

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

The Company adopted SFAS No. 123R, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123R allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123R had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure pursuant to the provisions of SFAS No. 123R, as shown below:

                                             2005         2004
                                            ------       ------
Net Income (Loss)       As reported     $   315,855    $(1,051,240)
                        Pro forma       $   303,025    $(1,234,411)

Income (Loss) per
  share                 Basic and Diluted
                         As reported        $ 0.00         $(0.03)
                         Pro forma          $ 0.01         $(0.02)

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:
                                            2005         2004
                                           ------       ------
Risk-free rate                                 3%           3%
Expected option life (in years)               10           10
Expected stock price volatility              147%         147%
Dividend yield                                 0%           0%
Weighted average grant date value           $0.03        $0.20

For the year ended, December 31, 2006 the Company has elected to expense the fair value of stock options granted to officers, directors and employees. For 2006, the Company recorded $31,360 in stock based compensation expense, of which $20,100 related to the fair value of unvested options outstanding at December 31, 2005.

(q)	Operating Segments

The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", on December 31, 1998 that requires companies to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance. This statement also requires that public companies report certain information about their products and services, the geographic areas in which they operate and
their major customers.   At December 31, 2006, the Company reported no
ongoing operating segment activity.

(r)	Treasury Stock

In 2001, the Board of Directors authorized the repurchase on the open market, at management's direction, of up to 100,000 shares of the Company's stock during any one year. The Company subsequently repurchased 236,285 shares of common stock which are recorded as "Treasury Stock" and resulted in a reduction of "Stockholders' Equity."

(s)	Advertising

Advertising costs are expensed as incurred and amounted to $ 1,048, $6,101 and $5,458 for the years ended December 31, 2006, 2005 and 2004, respectively.

(t)	Reclassifications

Certain reclassifications have been made to the 2004 and 2005 financial statements to conform with the 2006 presentation.

(u)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(v)	Concentrations

For the year ended 2006, sales to one international distributor amounted to $25,000 or 100% of the total recorded sales of equipment for that year. For the year ended 2005, sales to one international distributor amounted to $139,000 or 100% of the total recorded sales of equipment for that year. Also for the year ended 2005, licensing fees of $1,900,000 and $27,468 of royalties were generated from single domestic companies. For the year ended 2004, sales to one international distributor amounted to $1,300,000 or $76% of the total recorded sales of equipment of $1,705,000.

(w)	Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN48"), an interpretation of FASB Statement No. 109. FIN48 establishes the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting FIN 48 which becomes effective for the fiscal year beginning after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosures about fair measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 157, which becomes effective for the fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. The Company does not expect the adoption of SFAS No. 159 to significantly affect its financial condition or results of operations, which becomes effective for the fiscal years beginning after November 15, 2007.

Note 2.	Acquisitions and Dispositions

Premier Laser Systems - In October 2000, the Company acquired the inventory and technology of Premier Laser Systems (see note 17). The inventory consisted of work in process and finished goods laser systems. The purchase price, including legal fees of $20,000, was $3,745,000 and was allocated as follows: $3,400,000 to inventory, $345,000 to intangible assets consisting of technology, patents and FDA approval costs. The purchase price has been completely paid off.

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

Issuable Shares - At December 31, 2006, 2005 and 2004 the Company was obligated to issue 11,697,652 common shares to satisfy the balance of the GEM note payable.

Note 5.	 Intangible Assets

The components of intangible assets at December 31, 2006, 2005 and 2004 are summarized as follows:

                          2006           2005        2004
                         ------         ------      ------
Patents                $ 150,000      $ 150,000    $ 150,000
Application & loan
  costs                  315,880        315,880      315,880
Gross intangible
  assets                 465,880        465,880      465,880
  Less: accumulated
   amortization         (375,837)      (365,841)    (355,845)
                       ----------     ----------   ----------
Net intangible assets  $  90,043      $ 100,039    $ 110,035
                       ==========     ==========   ==========

At December 31, 2006, 2005 and 2004, the Company evaluated the carrying value of its intangible assets to determine if an impairment had occurred that warranted an adjustment to the carrying value of those intangibles. As a result of those evaluations, certain prepaid loan costs were determined to be impaired as of December 31, 2004 and were therefore written off in an amount of $97,500.

The estimated aggregate amortization expense for each of the five succeeding years is as follows:
                  Year     Amortization
                 ------    ------------
                  2007       $   9,996
                  2008           9,996
                  2009           9,996
                  2010           9,996
                  2011           9,996

Note 6.	Inventories

The components of inventories at December 31, 2006, 2005 and 2004 are summarized as follows:

                             2006        2005         2004
                            ------      ------       ------
Raw Materials           $ 1,650,704  $ 1,650,704  $ 1,650,704
Work in progress            299,175      299,175      299,175
Finished goods            2,483,420    2,518,774    2,534,129
                        -----------  -----------  -----------
     Total Inventory    $ 4,433,299  $ 4,468,653  $ 4,484,008
                        ===========  ===========  ===========

At December 31, 2006, 2005 and 2004, management has reclassified $4,073,299, $4,108,653 and $4,124,008, respectively, of the Company's inventory to long-term assets in the accompanying balance sheet to reflect inventory expected to be consumed beyond the current operating cycle.

Note 7.	Property and Equipment

Property and equipment used in continuing operations at December 31, are as follows:
                              2006        2005        2004
                             ------      ------      ------
Furniture and equipment   $  35,026    $  35,026    $  32,291
Laboratory equipment          9,319        6,425        5,000
Leasehold improvements       12,320       12,320            0
                          ---------    ---------    ---------
 Total Property and
   Equipment                 56,665       53,771       37,291
   Less: Accumulated
     Depreciation           (30,929)     (25,375)     (20,809)
                          ---------    ---------    ---------
    Net Property &
     Equipment            $  25,736    $  28,396    $  16,482
                          =========    =========    =========

Depreciation expense amounts to $5,554, $4,566 and $3,912 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 8.	Notes Payable and Convertible Debentures

Notes payable consist of the following at December 31, 2006, 2005 and 2004:

                                                2006    2005    2004
                                               ------  ------  ------
Note payable to financial
institution.  Interest payable monthly
at a variable rate of 30-day commercial
paper plus 3.15%.  Due on August 31, 2002.
Collateralized by all assets. In default
and currently in litigation.  The liability
was settled for $100,000 on Feb. 2, 2005.    $    -   $   -   $100,000

Notes payable to legal firm for past
services.  Terms are 25% due in
April 2005, 25% in Oct. 2005, 25% in April
2006, and the final payment including
interest was due Oct. 2006.  Interest is
prime + 2 %.                                  90,049   73,695  158,829

Notes payable to legal firm for past
services.  Interest accrues monthly for
$3,170.                                      331,993       -        -

Notes payable to legal firm for past
services.  Terms are 25% due in
April 2005, 25% in Oct. 2005, 25% in April
2006, and the final payment including
interest is due Oct. 2006.  Interest is
prime + 2 %.  During April 2007, this
liability was settled in full for $50,000.   109,080  144,080  190,522

Notes payable to Premier Laser Systems.
The liability was settled for $100,000
on May 18, 2005.                                  -        -   175,000

Notes payable to director / shareholder,
including interest at 6%. Collateralized
by intangible assets.  This liability
was satisfied in full on
April 20, 2007.                              28,000    26,000   31,000

Notes payable to director / shareholder,
including interest at 6%. Collateralized
by intangible assets.  Additional monies
owed this director / shareholder are also
collateralized by intangible assets.  This
liability was satisfied in full on April
20, 2007.                                    82,705    52,200   29,200

Note payable to director / shareholder.      32,009    10,000   10,000

Note payable to director / shareholder.       9,000        -        -

Note payable to investor, accruing
interest at 10%.                             10,000        -        -

Note payable to GEM, accruing interest
at 12%.  This liability was satisfied
in full on May 15, 2007.                     35,000        -        -

Notes payable to GEM Fund, including
interest at 8%.  Principal to
be satisfied with issuance of
11,697,652 shares of stock when
authorized by shareholders.              1,088,154 1,088,154 1,088,154
                                         --------- --------- ---------
Total Notes Payable                      1,815,990 1,394,129 1,782,705
  Less:  Current Maturities              1,815,990 1,394,129 1,608,029
                                         --------- --------- ---------
Long-Term Debt                           $      -  $      -  $ 174,676

GEM Fund Convertible Debenture - During January 2003, Global Emerging Markets ("GEM Fund") had notified the Company of its intent to convert all of the debenture's remaining balance to stock effective January 2003. Subsequently GEM Fund and the Company agreed for GEM Fund to convert the remaining $2 million debenture to common stock at a price of $0.093.

On June 17, 2003, the Company issued to GEM Fund 5,800,216 shares that when combined with the transfer of the previously escrowed 4,002,132 shares that collateralized the original debenture, GEM Fund was issued possession of 9,802,348 of the 21,500,000 shares resulting from the conversion. The remaining shares of 11,697,652 are to be issued upon authorization to increase the Company's total authorized common stock from the current 60 million shares and thus are currently recorded as short-term debt with a balance of $1,088,154. The note payable is currently in a default status accruing interest at 8% per annum due to the inability of the Company to authorize additional common shares necessary to satisfy the obligation.

Convertible debentures consist of the following at December 31,

                                       2006     2005     2004
                                      ------   ------   ------
Debentures convertible at the
average closing bid price for
the ten trading days prior to
conversion.  The debenture is
uncollateralized and matured
December 31, 2002.                   $    -   $40,306   $40,306

Debentures convertible at the
average closing bid price for
the ten trading days prior to
conversion and bearing monthly
interest of approximately $3,300.
The debenture is uncollateralized
and matured December 31, 2002.      $     -    36,898    36,898
                                    --------  --------  -------
Total convertible debentures        $     -   $77,204   $77,204

Note 9.	Income Taxes

The provision for income taxes for the year ended December 31, 2005 is composed of the following:
			 Federal     Florida     Total
                         -------     -------    -------
Current Provision at
  Prevailing Rates	$106,433     $17,097    $123,530

The Company has incurred losses since its inception. Due to the uncertainty of the realization of the tax loss carry forward, the Company has established a 100% valuation allowance against the carry forward benefit.

The Company has net operating loss carry forwards totaling approximately $11.5 million, which expire through the year 2025.

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

GEM Fund Convertible Debenture - During January 2003, the GEM Fund had notified the Company of its intent to convert all of the debenture's remaining balance to stock effective January 2003. Subsequently GEM and the Company agreed for GEM to convert the remaining $2 million debenture to common stock at a price of $0.093. GEM initially converted shares equal to nineteen and nine-tenths percent (19.9%) of the total issued and outstanding shares of the Company's common stock on April 11, 2003 and was also granted possession of the shares that were originally escrowed as part of the debenture agreement. At December 31, 2006, the debenture has been partially converted leaving a note payable liability balance of $1,088,154. That note payable is convertible into shares of common stock when sufficient shares become authorized and available. In May 2007, the Company agreed to convert $319,217 in interest owed to GEM Fund into 25,537,360 shares of common stock (of which 3,958,752 were issued and the balance are issuable upon an increase in the authorized number of shares of common stock through an amendment to our Articles of Incorporation).

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

The options granted in 2006, 2005 and 2004 have an option exercise price that shall be not less than one hundred percent (100%) of the fair market value ("FMV") of the stock on the grant date. FMV is defined as the closing price of the stock on the grant date. All such options have a term of five years, with 40% vesting immediately upon the date of grant and the remainder vesting in equal increments of 20% each on the anniversary of the grant date for each of the three years following the grant date.

In May 2002, the Company issued stock options to employees and members of the Board of Directors (elected by shareholders) to acquire up to 1,200,000 shares of the Company's common stock. The options vest over a three-year period and are exercisable at approximately $.27 per share.

The Company's records show 3,590,616 stock options and 3,472,222 warrants outstanding at December 31, 2006. The following table summarizes the aggregate stock option activity for the years ended December 31, 2006, 2005 and 2004:


                              Shares Under          Weighted-
                                Option/              Average
                                Warrant          Exercise Price
                             --------------      --------------
Outstanding at
   December 31, 2003            6,030,222               $0.54

Granted 2004                    1,021,616               $0.10
Cancellations 2004                278,000               $1.45
                                ---------
Outstanding at
   December 31, 2004            6,773,838               $0.20

Granted 2005                      492,000               $0.03
Cancellations 2005                100,000               $0.08
                                ---------
Outstanding at
   December 31, 2005            7,165,838               $0.45

Granted 2006                      392,000               $0.02
Cancellations 2006                495,000               $0.08
                                ---------
Outstanding at
   December 31, 2006            7,062,838               $0.45
                                =========
Shares exercisable at
   December 31, 2006            6,676,172               $0.46
                                =========

The range of exercise prices for options and warrants at December 31, 2006 was $0.01 to $1.50. The following tables summarize information about options and warrants outstanding at December 31, 2006:

              Outstanding Options / Warrants
              ------------------------------
                                   Weighted
     Range                         Average       Weighted
      Of           Number         Remaining      Average
    Exercise         Of          Contractual     Exercise
     Prices        Shares      Life (in years)     Price
    --------     ---------     --------------    --------
   $.01-$1.50    7,062,838           3.4           $0.45


               Exercisable Options / Warrants
               ------------------------------

            Range                         Weighted
             Of            Number         Average
           Exercise          Of           Exercise
            Prices         Shares          Price
           --------      ---------       --------
          $.01-$1.50     6,676,172         $0.46


Note 11.	  Segment Information

As previously discussed, we have only one product and that product is primarily sold to international distributors.

The following summarizes the equipment sales for the years ended
2006 and 2005:
		     2006	    2005             2004
                   --------       --------         --------
Domestic Sales	$    -    0%	$     -    0%    $  180,000 11%
International
  Sales	         25,000 100%	 139,000 100%     1,525,000 89%
                -------         --------         ----------
Total	        $25,000      	$139,000         $1,705,000
                =======         ========         ==========

For the year ended 2006, sales to one international distributor amounted to $25,000 or $100% of the total recorded sales of equipment. For the year ended 2005, sales to one international distributor amounted to $139,000 or $100% of the total recorded sales of equipment. For the year ended 2004, sales to one international distributor amounted to $1,300,000 or $76% of the total recorded sales of equipment of $1,705,000.

Note 12.	  Lease Obligations

The Company leases office space under operating lease arrangements. Future minimum payments under the non-cancelable operating lease as of December 31, 2006, is approximated as follows:
	2007	76,346
	2008	78,944
	2009	81,631
	2010	84,409
Rent expense for operations during the years ended December 31, 2006, 2005 and 2004 was $111,837, $116,555 and $120,894, respectively.

Note 13.	  Research and Development

For the years ended December 31, 2006, 2005 and 2004, the Company incurred $216,804, $449,500 and $267,746, respectively, for research and development costs that were primarily focused on developing presbyopia as the Company's core business operation. Activities were focused on seeking U.S. FDA approval to begin performing clinical trials and selling the Company's technology in international markets.

Note 15.	  Non-Operation Items

Royalty Income - On March 18, 2003, the Company announced that it had granted an exclusive three-year license for the Company's EX-308 Excimer laser technology to RA Medical Systems, Inc., a privately held developer, manufacturer and marketer of equipment for the treatment of various dermatological conditions. The agreement represents a new revenue source from a technology the Company elected not to pursue to continue to focus the corporate efforts on such key ophthalmic applications as presbyopia. The initial agreement provided for royalty payments to be made to us over a three-year time period and such payments amounted to $27,468 and $4,020 for 2005 and 2004, respectively. In 2006, this licensing arrangement was extended for another two years. Ongoing royalty payment during 2006 amounted to $4,791.

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

Vendor Settlements - During 2006, 2005 and 2004, the Company had entered into agreements with several of its vendors to settle the Company's obligations in full at discounted terms. Those settlements amounted to $43,643, $240,807 and $144,853 for 2006, 2005 and 2004,
respectively.

Litigation Settlement - Advanced Medical Laser Services, Inc. and Paul Miano had filed litigation against us alleging a breach of contract for our alleged failure to pay up to $1 million of working capital. This dispute could have affected our ability to control AMLSI if found to have merit as Mr. Miano claimed, as a result of the dispute, that he owned 55% of AMLSI. During August 2005, the Company and Miano agreed to settle the matter by Miano paying the Company approximately $212,500 over the next two years. The Company has recorded revenue of $100,000 in the financial statements ending December 31, 2005 from the receipt of Miano's initial progress payment on the settlement. During March 2006, Miano exercised his option to pay off the remaining liability in full for $112,500, which amount the Company has recorded as settlement revenue in its 2006 financial statements. As part of the settlement, the Company purchased back from Miano 190,150 of its common shares, which have been recorded as treasury stock.

Note 16.	  Legal Proceedings

Raul Arevalo - On April 21, 2005, the Company received a personal injury complaint from Raul Arevalo, claiming damages in excess of $50,000 for injuries caused to his eyes in May 1997 by an excimer laser allegedly manufactured and sold by J.T. Lin and Photon Data, a predecessor to SurgiLight. Discovery is on-going. The Company, based on advice of its counsel, is vigorously defending itself against this claim.

Robert Maddox - On May 19, 2006, the Company received a breach of warranty of merchantability complaint from Robert Maddox, claiming damages in excess of $160,000 from his purchase of a laser system from a former international distributor of the Company. The Company, based on advice of its counsel, is vigorously defending itself against this claim.

GEM Convertible Debenture - During January 2003, GEM Global Yield
Fund, Ltd. ("GEM Fund") had notified the Company of its intent to convert the remaining balance on its convertible debenture
(purchased in 2000) to stock effective January 2003.  In April
2003 GEM Fund and the Company agreed for GEM Fund to convert the remaining $2 million debenture to common stock at a price of $0.093. GEM Fund initially converted shares equal to nineteen and nine-tenths percent (19.9%) of the total issued and outstanding shares of the Company's common stock on April 11, 2003 and was also granted possession of the shares that were originally escrowed as part of the 2000 debenture agreement. At December 31, 2006, the debenture has been partially converted leaving a note payable liability balance of $1,088,154. That note payable is convertible into shares of common stock when sufficient shares become authorized and available.

In June 2004, GEM Fund filed a lawsuit and a request for a preliminary injunction in New York against SurgiLight and certain of its officers and directors, to require the Company, among other things, to issue GEM Fund additional shares under its convertible debenture, which the Company is unable to accommodate until additional shares are authorized by the shareholders. The Company filed a cross-complaint alleging that GEM Fund violated Securities Statutes 16(b). On April 20, 2007 the Company and GEM Fund agreed to settle the dispute and a Stipulation of Dismissal with Prejudice was filed with the District Court for the Southern District of New York. As part of that settlement, the Company remains obligated to issue the remaining shares to satisfy the $1,088,154 liability once additional common shares are authorized.

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

During January 2006 the Company's received a temporary injunction that prohibits Mr. Lin from contesting the ownership of 33 patents or patent applications worldwide. In December 2005, the European patent office, in recording the Company's assignment of a certain patent, rejected
Dr. Lin's claims with regard to that patent. It was the only assignment he had attempted to contest.

Other Litigation - From time to time, the Company is party to other litigation. The Company and its counsel believe this litigation is not material.

Note 17.  Certain Relations and Related Transactions

Premier Laser Systems - The Company's balance as of December 31, 2004 to Premier Laser Systems, Inc. was $175,000 payable in cash remaining from the purchase of Premier's ophthalmic laser product line in December 2001. The liability was settled for $100,000 on May 18, 2005. Colette Cozean, Ph.D. a former director and former Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999.

In November 2000, the Company entered into a consulting agreement with Dr. Cozean. The Company agreed to pay her as a regulatory consultant at a rate of $13,500 per month and issue her options each month for 3,500 shares at a 10% discount off of fair market value in exchange for her services. Dr. Cozean resigned as CEO, Chairwoman of the Board, and director of the Company on April 20, 2007.

Officers and Shareholders - The Company's balance as of December 31, 2006 to former CEO Cozean for services and expenses is $965,094 (which includes accrued interest of $129,164) and is recorded in accounts payable. The Company's balance as of December 31, 2006 to former CFO Michelson for services is $150,683 (which includes accrued interest of $5,183) and is also recorded in accounts payable. The Company's balance as of December 31, 2005 to Cozean for services and expenses was $749,244 (which includes accrued interest of $98,064) and was recorded in accounts payable. The Company's balance as of December 31, 2005 for services to Michelson was $119,483 (which includes accrued interest of $3,983) and was also recorded in accounts payable. The balances at December 31, 2004 for services and expenses to Cozean and Michelson were $725,234 and $86,283 respectively.

The Company's balance as of December 31, 2006 to President/COO Timothy Shea is $234,180 (which includes accrued expenses of $24,429 and accrued salary of $209,751). The Company's balance as of December 31, 2005 to President/COO Timothy Shea was $140,043 (which includes accrued expenses of $25,917 and accrued salary of $114,126).

During October 2002, CEO Colette Cozean and CFO Stuart Michelson each loaned the Company $20,000. In April 2003, Michelson loaned the Company an additional $6,000. During 2004, Cozean and Michelson loaned additional funds to the Company in the amounts of $9,200 and $5,000, respectively. Also during 2004, Louis P. Valente, a director/shareholder lent the Company $10,000 to fund a portion of legal services. During 2005, Cozean lent an additional $33,000 to the Company. Payments of $10,000 and $5,000 were repaid to Cozean and Michelson, respectively, in 2005.

During 2006, Cozean and Michelson loaned additional funds to the Company in the amounts of $30,505 and $2,000, respectively. Also during 2006, Louis P. Valente, a director/shareholder lent the Company $22,009 to fund a portion of working capital. Also during 2006, Richard Ajayi, a director/shareholder lent the Company $9,000 to fund a portion of working capital.

UCC forms were filed to secure these loans with the Company's intangible assets as well as other unpaid fees due Cozean and Michelson. See Note 9 for additional disclosure.

On April 20, 2007, payments were made to Cozean and Michelson in the amounts of $526,151 and $89,342, respectively, which represented one-half of the obligations at December 31, 2006 for services, expenses and loans. Beginning June 1, 2007, twelve (12) equal installments will be made to Cozean and Michelson to satisfy the remaining liabilities of $526,151 and $89,342.

At December 31, 2006, the Company also has accrued fees for past services of $60,620 due to members of the Board of Directors (with the exception of Cozean and Michelson).

Royalties - For the years ended December 31, 2005 and 2004, royalties were accrued for the benefit of J.T. Lin, a former employee and director of the Company, in the amounts of $3,091 and $16,966, respectively, and are included in Salaries and benefits in the accompanying Consolidated Statements of Operations. Dr. Lin receives a royalty of 2.5% of the net revenues generated over the life of the patents. No royalties were recorded during the year ended December 31, 2006.

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

Note 18.  Other Current Assets

At December 31, 2006, 2005 and 2004, included in other current assets, was employee advances of approximately $153,000, $136,000 and $139,000, respectively. Included as part of accounts payable and accrued expenses, the Company has recorded approximately $611,000 of accrued payroll costs. The Company has the right to offset the employee advances against the accrued payroll costs.

Note 19.  Subsequent Events

Sale of Preferred Stock - On April 20, 2007 the Company entered into a Series B Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with GEM SurgiLight Investors LLC ("GEM Investors"), pursuant to which GEM Investors purchased 9,500,000 shares of the Company's Series B Convertible Preferred Stock for a price per share of $.05263 and an aggregate purchase price of $500,000.

Pursuant to the Purchase Agreement, (i) the Board of Directors (the "Board") of the Company has been reduced to four (4) members in total, two (2) of whom are to be appointed by GEM Investors , (ii) all of the prior directors of the Company have resigned with the exception of Louis P. Valente and Craig Collins, and (iii) Colette Cozean ("Cozean") and Stuart Michelson ("Michelson") have resigned from their position as CEO/Chairwoman and Chief Financial Officer respectively. GEM Investors has appointed Messrs. Edward Tobin and Nicholas Pliam as its designees to the Board. Tobin is a member of GEM SurgiLight Management, LLC, the Managing Member of
GEM Investors.

Secured Line of Credit Loan Agreement - On April 20, 2007 the Company and GEM Investors entered into a Secured Line of Credit Loan
Agreement (the "Loan Agreement") whereby the Company will have the right to borrow up to $2,500,000 from GEM Investors (the "Loan").
All loans made by GEM Investors to the Company shall accrue interest on the principal amount at a rate of twelve percent (12%) per annum. In the event of a default under the Loan Agreement, the interest rate shall increase to seventeen percent (17%). The
Loan is also evidenced by a Promissory Note dated April 20, 2007 in the aggregate principal amount of $2,500,000 (the "Note"). No payment of principal or interest is due until October 20, 2007, with payments thereafter as determined by the Board of Directors of the Company and GEM Investors, provided that the final payment of all obligations of the Company to GEM Investors shall be due no later than April 20, 2012.

On the closing date, GEM Investors loaned the Company $200,492 of the total amount of the Loan. On April 25, 2007 the Company borrowed an additional $136,000. On May 15, 2007 the Company borrowed an additional $113,900. GEM Investors' obligation to loan additional funds to the Company is conditioned on several factors, including, but not limited to, the approval of GEM Investors or the Company not being in default under the Loan Agreement or any other agreement between the Company and GEM Investors and no material adverse changes in the financial condition of the Company.

The Loan is secured by (i) a blanket lien on all of the assets of the Company as evidenced by a General Security Agreement, (ii) all of the existing and pending trademarks, patents and copyrights owned by the Company pursuant to a Trademark, Patent and Copyright Security Agreement and (iii) a Deposit Accounts Assignment Agreement pertaining to the Company's bank accounts.

Purchase of Common Stock - During May 2007, GEM Investors purchased 3,052,000 shares of common stock from the United States Marshall's Office.

Issuance of Common Shares - On May 25, 2007 the Company issued
3,958,742 shares of common stock as a partial payment to GEM Fund on the interest that has accrued on the defaulted $1,088,154 note payable balance. Once this issuance has been completed, the Company will have issued all remaining authorized common shares.

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


                               PART III

Item 10. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

The table below sets forth the names of our executive officers and directors and information concerning them at June 7, 2007:

     Name                            Age            Position
  ---------                         -----          ----------
Timothy J. Shea                      49       President, COO, Secretary

Ming-yi Hwang, Ph.D.                 50       Director of R&D

Louis P. Valente, CPA (3,4)          75       Vice-Chairman, Director

Craig Collins (2,5)                  59       Director

Edward Tobin (8)                      -       Director

Nicholas Pliam (8)                    -       Director

Mark Murphy                          47      CFO, Treasurer

2. Audit Committee  3. Compensation Committee
4. Staggered Term Ends 2008.  5. Staggered Term Ends 2006.
6. Staggered Term Ends 2007.  7. Resigned April 20, 2007.
8. Appointed April 20, 2007.

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

Non-Employee Directors

Louis P. (Dan) Valente. Mr. Valente was appointed as a Director in July 2001 and is Chairman of the compensation committee. Mr. Valente has been the Chief Executive Officer and Chairman of Palomar Medical Technologies, Inc. (Nasdaq: PMTI) since 1997. Currently, Mr. Valente serves as a director of MKS Instruments, Inc., a publicly held company, and several private companies. From 1968 to 1995, Mr. Valente held numerous positions at Perkin Elmer, Inc. (formerly EG&G, Inc.), a diversified technology company which provides optoelectronic, mechanical and electromechanical components and instruments to manufacturers and end-user customers in varied markets that include aerospace, automotive, transportation, chemical, petrochemical, environmental, industrial, medical, photography, security and other global arenas. In 1968, he began his career at EG&G, Inc. as an Assistant Controller and held executive positions, including Corporate Treasurer, before becoming Senior Vice President of EG&G, Inc., presiding over and negotiating acquisitions, mergers and investments. Mr. Valente is a Certified Public Accountant and a graduate of Bentley College.

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

Edward Tobin - Mr. Tobin is a Director of Global Emerging Markets North America, Inc., where he has managed venture capital investing since 1996. Prior to joining GEM, Mr. Tobin was Managing Director of Lincklaen Partners, a private venture capital group. Previously, he had been a portfolio manager with Neuberger and Berman and prior to that Vice President of Nordberg Capital, Inc., an institutional brokerage in New York City. Mr. Tobin received his MBA from the Wharton School, as well as a Master of Science in Engineering and a Bachelor of Science in Economics (cum laude) from the University of Pennsylvania. Mr. Tobin is a member of GEM SurgiLight Management, LLC, the managing member of GEM. Mr. Tobin was previously a director of the Company from 2004 through October 31, 2005.

Nicholas Pliam, MD - Dr. Pliam is a venture partner of Bay City Capital LLC, a venture capital firm focused on investing in medical devices.
He is also and independent consultant in the biomedical technology field whereby he consults numerous private and public biotechnology, medical device and pharmaceutical companies. Previously, he was co-founder, President and a Director of Guided Delivery Systems, Inc., a cardiology company developing leading technology for the percutaneous (catheter delivered) treatment of mitral valve regurgitation. Dr. Pliam was also a Managing Director of Aqua Partners LLC, a boutique investment banking and financial advisory firm specializing in life science and biotechnology industries. Dr. Pliam received a Bachelor of Arts in German Literature from the University of California (Berkeley) and a Ph.D. in endocrine physiology from the University of California (San Francisco). He is also a graduate of Dartmouth Medical School.

Item 10. Executive Compensation

The following table sets forth a summary of cash and non-cash compensation awarded or paid to, or earned by, executive officers with respect to services rendered in such capacity during 2004 and 2003. No other employee officers earned in excess of $100,000 during 2005 or 2004.

 Name and Principal Position        Year     Salary     Bonus
 ---------------------------        ----     ------     -----
Timothy J. Shea, President/COO      2006    $135,000    None

Timothy J. Shea, President/COO      2005    $135,000    None

Timothy J. Shea, President/COO      2004    $135,000    None


Director Compensation

We reimburse our directors for their reasonable expenses associated with attending meetings of the Board of Directors and a fixed cash compensation of $1,000 or $500 for each meeting or committee meeting attended by the director in person or telephonically, respectively. In addition, the Company has adopted a stock option plan that provides for the grants of incentive stock options under the Internal Revenue Code as well as options that don't qualify as incentive options. Since each annual meeting of the Board commencing in July 2001, each director was granted a stock option under the plan to purchase 50,000 shares of common stock, with 20,000 option shares vesting immediately upon grant, and the remaining 30,000 option shares vesting in increments of 10,000 shares each on the first, second and third anniversaries of the date of grant. The option exercise prices are equal to the fair market prices at the time options are granted. The Board or a Stock Option Committee appointed by the Board will approve all options. In July 2000, each of the Directors was granted an option for 4,000 shares at an exercise price of $5.75 per share. In April 2001, each director was granted an option for 6,000 shares at and exercise price of $1.50 per share. In June 2002, upon assuming her duties as CEO, Dr. Cozean received 400,000 options, one half of which vested at that date. In June 2002, upon assuming his duties as CFO, Dr. Michelson received 200,000 options, one half of which vested at that date. In June 2002, upon assuming his duties as President, Timothy Shea received 450,000 options, one half of which vested at that date. In addition, Dr. Cozean is compensated for her services as CEO and regulatory consultant to us at a monthly rate of $13,500 plus 3,500 options at a 10% discount off of fair market value. Dr. Michelson is compensated for his services as CFO at a monthly rate of $2,500.

On April 20, 2007, both Drs. Cozean and Michelson resigned all their respective positions with the Company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to the company with respect to beneficial ownership of our common stock as of June 7, 2007. As of June 7, 2007, 60,000,000 shares of common stock were authorized and 60,000,000 were issued and outstanding. The table lists: (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each director, (iii) each executive officer, and (iv) all of our directors and executive officer(s) as a group. Except as noted, each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned by such person.


  Name and Address of Beneficial Owner     Shares     Percentage
  ------------------------------------   ----------   ----------
GEM Global Yield Fund, Ltd. (1)          13,761,090       22.9
Hunkins Waterfront Plaza
P.O. Box 556, Main Street
Nevis, West Indies

GEM SurgiLight Investors, LLC (2)         3,052,000        5.1
Hunkins Waterfront Plaza
P.O. Box 556, Main Street
Nevis, West Indies

Colette Cozean, Ph.D. (3,5,7)               829,000        1.4
2100 Alafaya Trail, Suite 600
Orlando, Florida 32826

Robert J. Freiberg, Ph.D. (5,7)             240,000         *
2100 Alafaya Trail, Suite 600
Orlando, Florida 32826

Ming-yi Hwang                                16,000         *
2100 Alafaya Trail, Suite 600
Orlando, Florida 32826

J.T. Lin (4)                              9,000,000       15.0
4532 Carriage Trail (3)
Oviedo, Florida 32765

Stuart E. Michelson, Ph.D. (5,6,7)          440,000         *
2100 Alafaya Trail, Suite 600
Orlando, Florida 32826

Timothy J. Shea                             800,000        1.3
2100 Alafaya Trail, Suite 600
Orlando, Florida 32826

Louis P. (Dan) Valente (5)                  240,000         *
2100 Alafaya Trail, Suite 600
Orlando, Florida 32826

Ronald Higgins (5,7)                         60,000         *
2100 Alafaya Trail, Suite 600
Orlando, Florida 32826

Richard Ajayi, Ph.D. (5,7)                   20,000         *
2100 Alafaya Trail, Suite 600
Orlando, Florida 32826

Craig Collins (5)                            20,000         *
2100 Alafaya Trail, Suite 600
Orlando, Florida 32826

Knobbe, Martens, Olson & Bear LLP         7,000,000       11.7
2040 Main Street, 14th Floor
Irvine, CA  92614

PLS Liquidating LLC                       3,448,343        5.7
3151 Airway Avenue, Suite A-1
Costa Mesa, CA  92626

*  Less than one (1) percent.

(1) Includes 9,802,348 shares of common stock and $319,217 of accrued and unpaid interest on a certain promissory note (the "GEM Fund Note") issued by the Company in favor of GEM Fund in the aggregate principal amount of $1,088,154, which converts into an aggregate of 25,537,360 shares of the Company's common stock at a conversion price was $0.125 per share. The $319,217 represented interest that had accrued on the GEM Fund Note through March 31, 2007. As of May 25, 2007, the Company has only issued GEM Fund 3,958,742 of the 25,537,360 shares, said amount being the maximum amount of shares the Company was eligible to issue based on its authorized common stock. At such time as the Company increases its authorized common stock, the Company shall be obligated to issue GEM Fund the remaining 21,578,618 shares of common stock. GEM Fund is an affiliate of GEM SurgiLight Investors, LLC ("GEM Investors"). After giving effect to conversion of all shares issuable upon conversion of the interest on the GEM Fund Note and conversion all of GEM Investors' Series B Preferred Stock, as described in footnote "2", GEM Fund and GEM Investors together would hold an aggregate 142,467,331 shares of common stock of the Company out of 189,133,860 shares issued and outstanding, or 75.3% on a fully diluted basis.

(2) Includes 3,052,000 shares of common stock and excludes 9.5 million shares of Series B Preferred Stock. At such time the Company authorizes additional common stock, the Series B Convertible Preferred Stock converts into 55% of all issued and outstanding shares of common stock of the Company on a fully diluted basis (including the shares issuable to GEM Investors). Were GEM Investors to convert all 9.5 million shares of Series B Convertible Preferred Stock, as of May 25, 2007 such shares would convert into 77,649,756.56 shares of common stock on a fully diluted basis, giving effect to the conversion of the Series B Preferred Stock and to the 21,578,618 unissued shares belonging to GEM Fund, making GEM Investors beneficial owner of an aggregate 80,701,757 shares, or 42.7% of the common stock of the Company on a fully diluted bases. GEM Investors is an affiliate of GEM Fund. After giving effect to conversion of all shares issuable upon conversion of the interest on the GEM Fund Note and conversion all of GEM Investors' Series B Preferred Stock, GEM Fund and GEM Investors together would hold an aggregate 142,467,331 shares of common stock of the Company out of 189,133,860 shares issued and outstanding, or 75.3% on a fully diluted basis.

(3) Includes options to purchase 665,000 shares at exercise prices between $0.07 and $1.08 per share. Dr. Cozean also received during June 2002, 400,000 options for her service as CEO. Dr. Cozean resigned as Chief Executive Officer and Director in April 2007.

(4) Includes 9,000,000 shares owned by Lin Family Partners, Ltd. All of such shares are subject to a Voting Trust Agreement dated June 6, 2001 between Dr. Lin and affiliated shareholders and a Voting Trust
Committee of SurgiLight, with respect to the voting of the shares.

(5) Includes annual allocations of options to purchase 50,000 shares of common stock, with 20,000 option shares vesting immediately upon grant, and the remaining 30,000 options vesting in increments of 10,000 shares each on the first, second and third anniversaries of the date of grant for each board member depending on their term of service.

(6) Dr. Michelson also received during June 2002, 200,000 options for his service as CFO. Dr. Michelson resigned as Chief Financial Officer in April 2007.

(7) Resigned as Directors in April 2007.

Item 12. Certain Relations and Related Transactions

Premier Laser Systems - The Company's balance as of December 31, 2004 to Premier Laser Systems, Inc. was $175,000 payable in cash remaining from the purchase of Premier's ophthalmic laser product line in December 2001. The liability was settled for $100,000 on May 18, 2005. Colette Cozean, Ph.D. a former director and former Chairwoman of the Board, founded Premier and served in many capacities for that company from 1991 to 1999.

In November 2000, the Company entered into a consulting agreement with Dr. Cozean. The Company agreed to pay her as a regulatory consultant at a rate of $13,500 per month and issue her options each month for 3,500 shares at a 10% discount off of fair market value in exchange for her services. Dr. Cozean resigned as CEO, Chairwoman, and director of the Company on April 20, 2007.

Officers and Shareholders - The Company's balance as of December 31, 2006 to former CEO Cozean for services and expenses is $965,094 (which includes accrued interest of $129,164) and is recorded in accounts payable. The Company's balance as of December 31, 2006 to former CFO Michelson for services is $150,683 (which includes accrued interest of $5,183) and is also recorded in accounts payable. The Company's balance as of December 31, 2005 to Cozean for services and expenses was $749,244 (which includes accrued interest of $98,064) and was recorded in accounts payable. The Company's balance as of December 31, 2005 to Michelson for services was $119,483 (which includes accrued interest of $3,983) and was also recorded in accounts payable. The balances at December 31, 2004 for services and expenses due Cozean and Michelson were $725,234 and $86,283 respectively.

The Company's balance as of December 31, 2006 to President/COO Timothy Shea is $234,180 (which includes accrued expenses of $24,429 and accrued salary of $209,751). The Company's balance as of December 31, 2005 to President/COO Timothy Shea was $140,043 (which includes accrued expenses of $25,917 and accrued salary of $114,126).

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

During 2006, Cozean and Michelson loaned additional funds to the Company in the amounts of $30,505 and $2,000, respectively. Also during 2006, Louis P. Valente, a director/shareholder lent the Company $22,009 to fund a portion of working capital. Also during 2006, Richard Ajayi, a director/shareholder lent the Company $9,000 to fund a portion of working capital.

UCC forms were filed to secure these loans with the Company's intangible assets as well as other unpaid fees due Cozean and Michelson. See Note 9 for additional disclosure.

On April 20, 2007, payments were made to Cozean and Michelson in the amounts of $526,151 and $89,342, respectively, which represented one-half of the obligations at December 31, 2006 for services, expenses and loans. Beginning June 1, 2007, twelve (12) equal installments will be made to Cozean and Michelson to satisfy the remaining liabilities of $526,151 and $89,342.

At December 31, 2006, the Company also has accrued fees for past services of $60,620 due to members of the Board of Directors (with the exception of Cozean and Michelson).

On May 3, 2007, GEM Investors acquired 3,052,000 shares of common stock from the from the US Marshal in Washington DC, which such shares had been seized from their former holder, for a purchase price of $30,520. The funds used to purchase the common and preferred stock were invested into GEM by an accredited investor, pursuant to an offering under Regulation D. The accredited investor is a member of GEM Investors, but has no authority to vote or dispose of the shares of common stock or GEM Investors' 9.5 Million shares of Series B Preferred Stock. GEM Investors is an affiliate of GEM Fund.

On May 14, 2007, GEM Fund converted $319,217 of accrued and unpaid interest on a certain promissory note (the "Note") issued by the Company in favor of GEM Fund in the aggregate principal amount of $1,088,154, which converts into an aggregate of 25,537,360 shares of the Company's common stock at a conversion price was $0.125 per share. The $319,217 represented interest that had accrued on the Note through March 31, 2007. As of May 25, 2007, the Company has only issued GEM Fund 3,958,742 of the 25,537,360 shares, said amount being the maximum amount of shares the Company was eligible to issue based on its authorized common stock. At such time as the Company increases its authorized common stock (which is anticipated to be in the next 60 days), the Company shall be obligated to issue GEM Fund the remaining 21,578,618 shares of common stock. GEM Fund is an affiliate of GEM Investors.

Royalties - For the years ended December 31, 2005 and 2004, royalties were accrued for the benefit of J.T. Lin, a former employee and director of the Company, in the amounts of $3,091 and $16,966, respectively, and are included in Salaries and benefits in the accompanying Consolidated Statements of Operations. Dr. Lin receives a royalty of 2.5% of the net revenues generated over the life of the patents. No royalties were recorded during the year ended December 31, 2006.

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

Item 13. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit No.          Description

 3.1 (1)  Articles of Incorporation
 3.2 (1)  Bylaws of SurgiLight, as amended to date.
 4.1 (2)  Specimen of Common Stock certificate. Specimen of Series A
              Preferred Stock Certificate
 4.2 (3)  Convertible Debenture Purchase Agreement by and among GEM Global
              Yield Fund Limited and SurgiLight, Inc.,
              dated as of June 30, 2000.
 4.3 (3)  3% Convertible Debenture Due November 8, 2003.
 4.4 (3)  Warrant to Purchase Common Stock of SurgiLight, Inc.
 4.5 (3)  Registration Rights Agreement between SurgiLight, Inc. and GEM
               Global Yield Fund Limited, dated as of June 30, 2000.
 4.6 (3)  Debenture and Warrant Shares Escrow  Agreement by and among
               SurgiLight, Inc.,Kaplan  Gottbetter & Levenson, LLP
               and GEM Global Yield Fund Limited, dated as of June 30, 2000.
 4.7 (3)  Warrant to Purchase Common Stock of SurgiLight, Inc.
 4.8 (3)  Agreement between SurgiLight, Inc. and Chai Chuan Chen, dated
               October 12, 2000
 4.9 (3)  Agreement between SurgiLight, Inc. and Hsueh-Yueh Chang, dated
               October 12, 2000.
   9 (4)  Amended and Restated Voting Trust Agreement dated March 14, 2002 between Voting Trust Committee of SurgiLight, Inc., and
               Lin Family Partners, Ltd., Yuan Lin, Trustee of the
               Y-C Irrevocable Living Trust, J.T. Lin, and Yuchin Lin.
 10.1 (3) Purchase and Sale Agreement by and between SurgiLight, Inc.
               and Premier Laser Systems, Inc., dated October 17, 2000.
 10.2 (3) Consulting Agreement between SurgiLight, Inc. and Colette Cozean, dated November 1, 2000.
 10.3 (4) Letter of Intent, dated March 14, 2002.
 10.4 (5) Biolase Agreement, dated February 25, 2005.
 17   (4) J.T. Lin's letter of resignation, dated March 13, 2002.
 31.1     Certifications pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002
 31.2     Certifications pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002
 32       Certifications pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

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

 (5) Incorporated by reference to exhibits of SurgiLight's Form 8-K as filed with the SEC on March 17, 2005.

 (6) Incorporated by reference to exhibits of SurgiLight's Form 8-K as filed with the SEC on April 26, 2007.


b) Reports on Form 8-K
Preferred Stock Sale dated April 20, 2007.


Item 14.  Principal Accountant Fees and Services.

Audit fees billed to the Company by Richard L. Brown & Company, P.A. ("Brown & Company") for auditing the Company's annual financial statements for each of the fiscal years ended December 31, 2006, 2005 and 2004 were $27,600, and for reviewing the consolidated financial statements included in the Company's Quarterly Reports on Form 10-QSB for each of those years were $15,000.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: June 7, 2007       SurgiLight, Inc., a Florida corporation

                           By :/s/Timothy J. Shea
                              -------------------
                              Timothy J. Shea
                              President and COO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

By:  /s/  Edward Tobin                        Date: June 7, 2007
     -------------------
          Edward Tobin
          Director

By:  /s/  Nicholas Pliam                      Date: June 7, 2007
     -------------------
          Nicholas Pliam
          Director


By:  /s/  Louis P. (Dan) Valente              Date: June 7, 2007
     --------------------------
          Louis P. (Dan) Valente, CPA.
          Director

By:  /s/  Craig Collins                       Date: June 7, 2007
     -----------------------
          Craig Collins
          Director