Form 10QSB
period 2007-03-31
SURGILIGHT INC
filed 2007-06-08
CIK 1070289

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period ended March 31, 2007

                 Commission file number  0-24897

                        SurgiLight, Inc.
                        ----------------
            (Exact name of small business issuer as
                   specified in its charter)


               Florida                        35-1990562
              ---------                      ------------
    (State or other jurisdiction             (IRS Employer
         of incorporation or               Identification No.)
           organization)

         2100 Alafaya Trail, Suite 600, Orlando, FL 32826
         ------------------------------------------------
            (Address of principal executive offices)

                        (407) 482-4555
                        --------------
                 (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements  for the past 90 days
Yes [X]   No [  ]

Number of shares outstanding of common equity, as of June
8, 2007 was 60,000,000.



                        SURGILIGHT CORPORATION

                    QUARTER ENDED MARCH 31, 2007

                                INDEX


PART I - FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements

Condensed Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006.

Condensed Statements of Operations for the three-months ended
March 31, 2007 and 2006 (unaudited).

Condensed Statements of Cash Flows for the three-months ended
March 31, 2007 and 2006 (unaudited).

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

ITEM 4 - Submission of Matters to a Vote of Security Holders

ITEM 5 - Other Information

ITEM 6 - Exhibits and Reports on Form 8-K

Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                          SURGILIGHT, INC.
                           BALANCE SHEETS

                     ASSETS
                                          March 31,    December 31,
                                            2007          2006
                                        (Unaudited)
                                        -----------    ------------

Current assets:
    Cash                              $     9,372     $    14,545
    Accounts receivable                        -            2,008
    Inventories                           344,645         360,000
    Prepaid data collection fees          119,000         119,000
    Other current assets                  221,492         185,375
                                      -----------     -----------
       Total current assets               694,509         680,928

Property and equipment, net of
     accumulated depreciation
     of $32,207 and $30,929                24,458          25,736

Other assets:
    Inventories                         4,073,299       4,073,299
    Intangible assets, net of
      accumulated amortization
      of $378,336 and $375,837             87,544          90,043
    Prepaid data collection fees           16,000          16,000
                                      -----------     -----------
         Total assets                 $ 4,895,810     $ 4,886,006
                                      ===========     ===========

  LIABILITIES & DEFICIT IN
     STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued
      expenses                        $2,201,984     $ 2,088,692
    Accounts payable and
      accrued expenses-related
      party                            1,383,727       1,349,957
    Customer deposits                    120,000         120,000
    Short-term debt                    1,815,990       1,815,990
                                      ----------     -----------
      Total current liabilities        5,521,701       5,374,639

Commitments and Contingencies                 -               -

Deficit in Stockholders' equity:
    Preferred stock, $0.0001 par
       value; 5,000,000 shares
       authorized; 47,000 issued
       and outstanding                        6               6
    Common stock, $0.0001 par
       value; 60,000,000 shares
       authorized; 55,721,808 and
       55,721,808 issued;
       55,485,523 and 55,485,523
       outstanding                        5,591           5,591
    Additional paid in capital       11,211,325      11,211,325
    Treasury stock, 236,285
       shares (at cost)                (206,095)       (206,095)
     Accumulated deficit            (11,636,718)    (11,499,460)
                                    -----------     -----------
      Total stockholders'
        (deficit)                      (625,891)       (488,633)
                                    -----------     -----------

      Total liabilities and
        stockholders' (deficit)      $4,895,810     $ 4,886,006
                                     ===========    ===========

See accompanying notes.



                        SURGILIGHT, INC.
        CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                        Three Months Ended
                                    March 31,       March 31,
                                      2007            2006
                                    --------        ---------
Revenue:
   Equipment sales                $   119,000      $        -
                                  -----------      -----------
    Total Revenue                     119,000               -
Cost of Sales                          17,946            3,568
                                  -----------      -----------
    Gross profit                      101,054           (3,568)

Operating expenses:
   Salaries and benefits               82,677          104,456
   Administrative and other            58,810           81,793
   Professional fees                   68,421          139,834
   Research and development            17,001           47,001
   Depreciation & amortization          3,777            4,116
                                   ----------      -----------
    Total operating expenses          230,686          377,200
                                   -----------     -----------
Loss from operations                 (129,632)        (380,768)

Other income and (expenses)
     (note 15):
   Litigation settlement                   -           125,000
   Other income                        25,048               -
   Interest expense                   (32,674)         (39,077)
                                   -----------     -----------
    Total other income, net            (7,626)          85,923
                                   -----------     -----------
     Net Loss                      $ (137,258)     $  (294,845)
                                   ===========     ===========

   Basic and diluted loss per share:
      Loss from operations             $(0.00)         $(0.01)
                                      --------         -------
    Net loss per share -
      Basic and diluted                $(0.00)         $(0.01)
                                      ========         =======

  Weighted average shares used in
      calculating net loss per
      share - Basic and diluted     55,721,808      55,721,808
                                    ==========      ==========
See accompanying notes.



                        SURGILIGHT, INC.
        CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                       Three Months Ended
                                     March 31,       March 31,
                                       2007            2006
                                     ---------       ---------

Cash flows from operating
  activities:
  Net loss                         $  (137,258)     $ (294,845)
  Adjustments to reconcile
    net loss to net cash
    used in operating
    activities:
      Depreciation                       1,278           1,617
      Amortization                       2,499           2,499
      Share-based compensation              -           20,335
 (Increase) decrease in assets
   and liabilities
      Receivables                        2,008         167,872
      Employee advances                (37,353)         (8,048)
      Prepaid expenses                  16,589          12,098
      Accounts payable & accrued
       expenses-third parties          113,314          80,132
      Accounts payable-related
       parties                          33,750          14,862
                                    -----------     -----------
      Net cash used in
         operating activities           (5,173)         (5,478)
                                    -----------     -----------
Cash flows from financing
  activities:
  Repayment of debt                         -          (35,000)
                                    -----------     -----------
      Net cash (used in)
        financing activities                -          (35,000)
                                    -----------     -----------
Net decrease in cash                   ( 5,173)        (40,478)

Cash beginning of period                14,545          89,551
                                    -----------     -----------
Cash end of period                  $     9,372     $   49,073
                                    ===========     ===========

Supplemental disclosure:
Cash paid during the period for
   interest                         $        -     $       -
Income taxes paid                   $        -     $       -
                                    ===========   ===========

See accompanying notes.



                       SURGILIGHT, INC.
   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
          For the Three Months Ended March 31, 2007


                                                              Additional
                         Preferred Stock     Common Stock      Paid-In
                          Shares  Amount    Shares   Amount    Capital
                         --------- ------ ---------  -------  ----------
Balances at
   December 31, 2006       47,000    $6  55,721,808 $5,591  $11,211,325

Net loss                       -      -          -      -            -
                           ------    --  ---------- ------  -----------
Balances at
   March 31, 2007          47,000    $6  55,721,808 $5,591  $11,211,325
                           ======    ==  ========== ======  ===========


                                                     Total
                          Treasury      Accum.    Stockholders
                            Stock      Deficit       Equity
                          --------    ----------  -----------
Balances at
   December 31, 2006     $(206,095) $(11,499,460) $  (488,633)

Net loss                        -       (137,258)    (137,258)
                         ---------- ------------- -----------
Balances at
   March 31, 2007        $(206,095) $(11,636,718) $  (625,891)
                         ========== ============= ===========

See accompanying notes.


                      SURGILIGHT INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
---------------------------------------

NOTE 1.  BUSINESS AND BASIS OF PRESENTATION

SurgiLight, Inc. ("the Company" or "SurgiLight") sells ophthalmic lasers and related products and services based on its own and licensed intellectual property, primarily for use in refractive and presbyopia procedures.

The accompanying unaudited condensed financial statements of SurgiLight, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X and the instructions of Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America. Management believes the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2006, 2005 and 2004, including the notes thereto, and the other information included in the Company's filing on Form 10-KSB, which was filed with the Securities and Exchange Commission, SEC, on June 7, 2007. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this filing. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements in the 10-KSB filed for the period ended December 31, 2006, the Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. These matters, among other things, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans related to these matters are also discussed in that related Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, " Accounting for Uncertainty in Income Taxes" ("FIN48"), an interpretation of FASB Statement No. 109. FIN48 establishes the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting FIN 48 which becomes effective for the fiscal year beginning after December 15, 2006.

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

NOTE 3.  LEGAL PROCEEDINGS

Raul Arevalo - On April 21, 2005, the Company received a personal injury complaint from Raul Arevalo, claiming damages in excess of $50,000 for injuries caused to his eyes in May 1997 by an excimer laser allegedly manufactured and sold by J.T. Lin and Photon Data, a predecessor to SurgiLight. Discovery is on going. The Company, based on advice of its counsel, is vigorously defending itself against this claim.

Robert Maddox - On May 19, 2006, the Company received a breach of warranty of merchantability complaint from Robert Maddox, claiming damages in excess of $160,000 from his purchase of a laser system from a former international distributor of the Company. The Company, based on advice of its counsel, is vigorously defending itself against this claim.

GEM Convertible Debenture - During January 2003, GEM Global Yield Fund, Ltd. ("GEM Fund") had notified the Company of its intent to convert the remaining balance on its convertible debenture (purchased in 2000) to stock effective January 2003. In April 2003 GEM Fund and the Company agreed for GEM Fund to convert the remaining $2 million debenture to common stock at a price of $0.093. GEM Fund initially converted shares equal to nineteen and nine-tenths percent (19.9%) of the total issued and outstanding shares of the Company's common stock on April 11, 2003 and was also granted possession of the shares that were originally escrowed as part of the 2000 debenture agreement. At March 31, 2007, the debenture has been partially converted leaving a note payable liability principal balance of $1,088,154, plus accrued but unpaid interest. That note payable is convertible into shares of common stock when sufficient shares become authorized and available.

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

NOTE 4.  STOCKHOLDERS' (DEFICIT)

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

Under SFAS No. 123R, there was $0 of compensation cost related to employee stock options recognized in the operating results for the three months ended March 31, 2007 as no options were granted during this period.

NOTE 5.  RELATED PARTY TRANSACTIONS

Officers and Shareholders - The Company's balance as of March 31, 2007 to former CEO Colette Cozean for services and expenses $965,094 (which includes accrued interest of $129,164) and is recorded in accounts payable. The Company's balance as of March 31, 2007 to former CFO Stuart Michelson for services is $150,703 (which includes accrued interest of $5,183) and is also recorded in accounts payable. No activity accrued for the benefit of former CEO Cozean and former CFO Michelson during the three-month period ended March 31, 2007.

The Company's balance as of March 31, 2007 to President/COO Timothy Shea is $267,930 (which includes accrued expenses of $24,429 and accrued salary of $243,501).

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

On April 20, 2007, payments were made to Cozean and Michelson in the amounts of $526,151 and $89,342, respectively, which represented one-half of the obligations for services, expenses and loans at December 31, 2006. Beginning June 1, 2007, twelve (12) equal installments will be made to Cozean and Michelson to satisfy the remaining liabilities of $526,151 and $89,342.

At March 31, 2007, the Company also has accrued fees for past services of $80,620 due to members of the Board of Directors (with the exception of Cozean and Michelson).

Royalties - For the years ended December 31, 2005 and 2004, royalties were accrued for the benefit of J.T. Lin, a former employee and director of the Company, in the amounts of $3,091 and $16,966, respectively, and are included in Salaries and benefits in the accompanying Consolidated Statements of Operations. Dr. Lin receives a royalty of 2.5% of the net revenues generated over the life of the patents. A royalty of $2,591 was recorded for the benefit of J.T. Lin during the three-month period ended March 31, 2007.

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

NOTE 6.  INVENTORIES

The components of inventories at March 31, 2007 and December 31, 2006 are summarized as follows:

                           March 31,    December 31,
                             2007          2006
                          ----------    -----------
Raw Materials            $ 1,650,704    $ 1,650,704
Work in progress             299,175        299,175
Finished goods             2,468,065      2,483,420
                         -----------    -----------
     Total Inventory     $ 4,417,944    $ 4,433,299
                         ===========    ===========

At December 31, 2006 and March 31, 2007, management has reclassified $4,073,299 of the Company's inventory to long-term assets in the accompanying balance sheets to reflect inventory expected to be consumed beyond the current operating cycle.

NOTE 7.  INCOME TAX PROVISION

The Company has net operating loss carryforwards from prior year operations. Income taxes are provided for the tax effects of transactions reported in the financial statements for the three-month periods ending March 31, 2007 and 2006. The current period tax expense, calculated using the current IRS tax rates, has been totally offset by the tax benefit of the operating loss carryforwards.

NOTE 8.  SUBSEQUENT EVENTS

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

Secured Line of Credit Loan Agreement - On April 20, 2007 the Company and GEM Investors entered into a Secured Line of Credit Loan Agreement (the "Loan Agreement") whereby the Company will have the right to borrow up to $2,500,000 from GEM (the "Loan"). All loans made by GEM Investors to the Company shall accrue interest on the principal amount at a rate of twelve percent (12%) per annum. In the event of a default under the Loan Agreement, the interest rate shall increase to seventeen
percent (17%).   The Loan is also evidenced by a Promissory Note dated
April 20, 2007 in the aggregate principal amount of $2,500,000 (the "Note"). No payment of principal or interest is due until October 20, 2007, with payments thereafter as determined by the Board of Directors of the Company and GEM Investors, provided that the final payment of all obligations of the Company to GEM Investors shall be due no later than April 20, 2012.

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

                                ITEM 2

Management's Discussion and Analysis or Plan of Operation.
----------------------------------------------------------

The Management's Discussion and Analysis of the Financial Condition and Results of Operations reviews past performance and, where appropriate, states expectations about future activities in forward-looking statements. Future results may differ from expectations.

                         Operating Highlights:

Revenues - Equipment sales for the quarter ended March 31, 2007 ("2007 Quarter") increased to $119,000 from $0 during the quarter ended March 31, 2006 ("2006 Quarter"). The 2007 Quarter revenue increase was due to the Company continuing to develop its international sales and marketing activities, especially in the European Community where it received CE approval during February 2005. It is anticipated that sales will continue to develop in the short-term as a result of these activities.

Salaries & Benefits - Expenses decreased 21% to $82,677 for the 2007 Quarter as compared to $104,456 for the 2006 Quarter. The decrease was due to the international sales position that has been vacant since February 2006.

Advertising and Selling - The Company did not record any expenses for advertising for either the 2007 Quarter or the 2006 Quarter. It is anticipated that these expenses will increase as the Company attends tradeshows and revises its trade literature to reflect results from the increased clinical activity as revenue collections begin to recover, thus allowing more funding for these expenses.

Administrative and Other - Expenses decreased 28% to $58,810 for the 2007 Quarter as compared to $81,793 for the 2006 Quarter. The decrease was primarily due to not recognizing any share-based compensation for option grants during the 2007 Quarter as well as minimal funding of all operational activities due to continued restrictive available funds. Small increases to other accounts such as travel have been offset by decreases in utilities and administrative charges.

Professional Fees - Expenses decreased 51% to $68,421 for the 2007 Quarter as compared to $139,834 for the 2006 Quarter. The decrease is primarily due to the resignation of the former CEO and CFO on April 20, 2007. No fees were recorded for these positions during the 2007 Quarter resulting in a savings of $48,000. Legal fees also decreased due to minimal activity associated with ongoing FDA regulatory matters.

Research and development - Expenses decreased 64% to $17,001 for the 2007 Quarter as compared to $47,001 for the 2006 Quarter. Allocations for payroll expenses have remained unchanged over these periods. However, the resignation of the former CEO has resulted in a decreased quarterly allocation of $30,000 from professional fees to research and development activities.

Interest Expense - Interest expense decreased 16% to $32,674 for the 2007 Quarter as compared to $39,077 for the 2006 Quarter. The decrease was due to non-accruing interest charges against the balances of unpaid fees and services due to the former CEO and CFO, both of whom resigned from the Company on April 20, 2007.

Depreciation and Amortization - Expenses decreased 8% to $3,777 for the 2007 Quarter as compared to $4,116 for the 2006 Quarter as older equipment has now become fully depreciated.

Total Operating Expenses - In summary, operating expenses decreased 39% to $230,686 for the 2007 Quarter as compared to $377,200 for the 2006 Quarter. The Company has controlled its administrative, marketing, and payroll expenses while continuing to fund legal expenses for operational, regulatory and patent matters.

Income (Loss) from Operations - The loss from operations for the 2007 Quarter was $(129,632) or $(0.00) cents per share as compared to a net loss from operations of $(380,768) or $(0.01) cents per share for the 2006 Quarter. The favorable variance is a direct result of the increase in international sales which is anticipated to continue as more international sales and marketing activities occur.

                    Liquidity and Capital Resources

As of March 31, 2007, the Company had a cash balance of $9,372 and a working capital deficit of $(4,827,192) as compared to a cash balance of $14,545 and a working capital deficit of $(4,693,711) at March 31, 2006.

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

On April 20, 2007 the Company entered into a Series B Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with GEM SurgiLight Investors LLC ("GEM Investors"), pursuant to which GEM purchased 9,500,000 shares of the Company's Series B Convertible Preferred Stock for a price per share of $.05263 and an aggregate purchase price of $500,000.

On April 20, 2007 the Company and GEM Investors entered into a Secured Line of Credit Loan Agreement whereby the Company will have the right to borrow up to $2,500,000 from GEM. All loans made by GEM Investors to the Company shall accrue interest on the principal amount at a rate of twelve percent (12%) per annum. In the event of a default under the Loan Agreement, the interest rate shall increase to seventeen (17%)
percent.   The Loan is also evidenced by a Promissory Note dated April
20, 2007 in the aggregate principal amount of $2,500,000 (the "Note"). No payment of principal or interest is due until October 20, 2007, with payments thereafter as determined by the Board of Directors of the Company and GEM Investors, provided that the final payment of all obligations of the Company to GEM Investors shall be due no later than April 20, 2012.

On April 20, 2007, GEM loaned the Company $200,492 of the total amount of the Loan. On April 25, 2007, the Company borrowed an additional $136,000. On May 15, 2007 the Company borrowed an additional $113,900. On May 31, 2007, the Company borrowed an additional $132, 416. GEM Investors' obligation to loan additional funds to the Company is conditioned on several factors, including, but not limited to, the approval of GEM or the Company not being in default under the Loan Agreement or any other agreement between the Company and GEM and no material adverse changes in the financial condition of the Company. Proceeds from the sale of the of the Series B Convertible Preferred Stock and the Loan have been used to repay former CEO Colette Cozean and former CFO Stuart Michelson a portion of amounts owed them by the Company and for general working capital.

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

Substantial Indebtedness

We have a substantial amount of indebtedness. As of March 31, 2007 the total indebtedness was $5,521,701 (including accounts payable and accrued expenses of $3,585,711, and short-term notes payable comprised of $196,714 in loans from shareholders and other investors, $531,122 in payments for legal services, customers deposits of $120,000 and the $1,088,154 remaining from the conversion of the convertible debenture issued to GEM Global Yield Fund, Ltd. ("GEM Fund"). The GEM Fund note payable will be satisfied with an equity issuance when the Company amends its Articles of Incorporation to authorize additional common stock.

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

The resale by GEM Fund or Knobbe, Marten, Olsen & Bear, L.L.P, (the "Investors") of the common stock acquired from conversion of past debentures will increase the number of our publicly traded shares, which could depress the market price of our Company's common stock. However, Knobbe, Marten, Olsen & Bear, L.L.P. is limited as to the amount of shares it may sell to not more than fifteen percent (15%) of our common stock's previous days trading volume. GEM is limited as to the amount of shares it may sell on any single day to the lesser of (i) ten percent (10%) of that current trading day's trading volume, or (ii) seven and one half percent (7.5%) of the average trading volume for the prior fifteen (15) trading days. If the Investors choose to purchase our common stock at a time when the stock price is low, our existing common stockholders will experience substantial dilution. The issuance of shares to the Investors may therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of the common stock.

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

As of June 6, 2007, 60,000,000 shares of common stock, 3,590,616 stock options, and 3,472,222 warrants were outstanding. Furthermore, we may issue additional options for up to an additional 1.8 million shares of common stock pursuant to the 2001 Stock Option Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

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

Our ophthalmic laser, OptiVision, is approved by the FDA to be marketed for certain ophthalmic applications. The presbyopia indication is currently being tested in clinical trials outside the United States, and the Company has applied for an Investigational Device Exemption to test it in the United States, which has been approved on a conditional and limited basis. We have a significant inventory of ophthalmic laser systems, which were acquired from Premier Laser Systems, Inc. In order to manufacture laser systems or repair laser systems, we will need to become registered as a manufacturer with the FDA and abide by Good Manufacturing Practices (GMP). These regulations impose certain procedural and documentation requirements with respect to our manufacturing, research and development and quality assurance activities. Our facilities will be subject to inspections by the FDA and other regulatory agencies, and if any material noncompliance with GMP guidelines is noted, the marketing of all laser products may be adversely affected. During January 2004, the Company was involved in an inspection and received a Form 483 notice and Warning Letter resulting in its inability to ship products to certain countries throughout the world. During November 2006, the Company was involved in an inspection and received a Form 483 notice. The Company has responded to this notice. The Company and its clinical investigators were involved in numerous inspections in 2003 and January 2004, which resulted in additional Form 483s and Warning Letters, some of which have since been resolved.

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

However, at the present time, our inventory consists primarily of the lasers and other equipment purchased from Premier Laser Systems (for more detailed information, see SurgiLight, Inc. 10-KSB dated 12/31/05) .. It is our belief that both the book value transferred and the current market value of the inventory has not undergone obsolescence as the inventory continues to meet the criteria established to perform the surgical routines that comprise our business focus and market.
However, we only have enough inventory on hand to sustain operations for an estimated two to nine years. After such time, we will need to reevaluate the existing technology and may need to alter its operations to remain competitive in the industry.

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

NASDAQ Listing

Our common stock is quoted on the Pink Sheets LLC. We currently are not listed on the NASDAQ National Market system. We cannot assure investors that it will ever meet the criteria for listing the common stock on such market system, which would provide a stronger trading market. Lack of listing on the NASDAQ National Market may make it more difficult for us to raise funds through the sale of our common stock or securities convertible into our common stock. We had been quoted on the OTCBB until May 24, 2007, but became quoted on the Pink Sheets due to our delinquency in filing the 2006 Annual Report on Form 10KSB and this quarterly report on Form 10QSB for the quarter ended March 31, 2007. We intend to file our periodic reports with the SEC on a timely basis now that we have had a change of control and to reapply for quotation on the OTCBB.

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

                                  ITEM 3
                         Controls and Procedures

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

There have been no significant changes in internal controls over financial reporting (as defined in Rule 13a-15(f)) during the three months ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                 PART II

                            OTHER INFORMATION
                            -----------------

Item 1. Legal Proceedings

Raul Arevalo - On April 21, 2005, the Company received a personal injury complaint from Raul Arevalo, claiming damages in excess of $50,000 for injuries caused to his eyes in May 1997 by an excimer laser allegedly manufactured and sold by J.T. Lin and Photon Data, a predecessor to SurgiLight. Discovery is on going. The Company, based on advice of its counsel, is vigorously defending itself against this claim.

Robert Maddox - On May 19, 2006, the Company received a breach of warranty of merchantability complaint from Robert Maddox, claiming damages in excess of $160,000 from his purchase of a laser system from a former international distributor of the Company. The Company, based on advice of its counsel, is vigorously defending itself against this claim.

GEM Convertible Debenture - During January 2003, GEM Global Yield Fund, Ltd. ("GEM Fund") had notified the Company of its intent to convert the remaining balance on its convertible debenture (purchased in 2000) to stock effective January 2003. In April 2003 GEM Fund and the Company agreed for GEM Fund to convert the remaining $2 million debenture to common stock at a price of $0.093. GEM Fund initially converted shares equal to nineteen and nine-tenths percent (19.9%) of the total issued and outstanding shares of the Company's common stock on April 11, 2003 and was also granted possession of the shares that were originally escrowed as part of the 2000 debenture agreement. At March 31, 2007, the debenture has been partially converted leaving a note payable liability principal balance of $1,088,154, plus accrued but unpaid interest. That note payable is convertible into shares of common stock when sufficient shares become authorized and available.

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

Item 2. Changes in Securities

As of June 6, 2007, 60,000,000 shares of common stock, 3,590,616 stock options, and 3,572,222 warrants were outstanding, and, as far as we can determine, were held of record by approximately 231 persons.

Sale of Preferred Stock - On April 20, 2007 the Company entered into a Series B Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with GEM SurgiLight Investors LLC ("GEM Investors"), pursuant to which GEM purchased 9,500,000 shares of the Company's Series B Convertible Preferred Stock for a price per share of $.05263 and an aggregate purchase price of $500,000.

Purchase of Common Stock - During May 2007, GEM Investors purchased 3,052,000 shares of common stock from the United States Marshall's Office.

Issuance of Common Shares - On May 25, 2007 the Company issued
3,958,742 shares of common stock as a partial payment to GEM Fund on the interest that has accrued on the defaulted $1,088,154 note payable balance. Once this issuance was completed, the Company had issued all remaining authorized common shares.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits
None.
(b)	Reports
None.

                              SIGNATURES
                              ----------

In accordance with the requirements of the Exchange Act, the registrant, SurgiLight, Inc., caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date: June 8, 2007
                                     /s/ Timothy Shea
                                     ---------------------
                                     Timothy Shea, President/COO

                                     /s/ Mark Murphy
                                     -----------------
                                     Mark Murphy, CFO