Form 10QSB
period 2007-06-30
SURGILIGHT INC
filed 2007-08-14
CIK 1070289

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2007


                       Commission file number  0-24897


                               SurgiLight, Inc.
         (Exact name of small business issuer as specified in its charter)



                 Florida                                  35-1990562
     ------------------------------                 ----------------------
    (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)                     Identification No.)

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


    Number of shares outstanding of common equity, as of August 14, 2007 was 60,000,000.




                               SURGILIGHT CORPORATION
                            QUARTER ENDED JUNE 30, 2007

                                       INDEX

                           PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

Condensed Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006.

Condensed Statements of Operations for the three and six months ended June 30, 2007 and 2006 (unaudited).

Condensed Statements of Cash Flows for the three and six months ended June 30, 2007 and 2006 (unaudited).

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

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 5. Other Information

ITEM 6. Exhibits and Reports on Form 8-K



Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                            SURGILIGHT, INC.
                             BALANCE SHEETS

                        ASSETS
                                                June 30,     December 31,
                                                  2007          2006
                                              (Unaudited)
                                              -----------    ----------
 Current assets:
   Cash                                       $    27,603     $    14,545
   Accounts receivable                             45,000           2,008
   Inventories                                    240,000         360,000
   Prepaid data collection fees                   119,000         119,000
   Other current assets                           225,543         185,375
                                              -----------     -----------
      Total current assets                        657,146         680,928

 Property and equipment, net of accumulated
  depreciation of $33,486 and $30,929              23,445          25,736

 Other assets:
   Inventories                                  4,157,943       4,073,299
   Intangible assets, net of accumulated
    amortization of $380,835 and $375,837          85,045          90,043
   Prepaid data collection fees                    16,000          16,000
                                              -----------     -----------
      Total assets                            $ 4,939,579     $ 4,886,006
                                              ===========     ===========

    LIABILITIES & DEFICIT IN STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable and accrued expenses $ 2,128,341 $ 2,088,692 Accounts payable and accrued expenses
    to related parties                            775,770       1,349,957
   Customer deposits                              120,000         120,000
   Short-term debt                              1,561,205       1,815,990
   Short-term debt to related party               162,000              -
                                              -----------     -----------
     Total current liabilities                  4,747,316       5,374,639
 Long-term debt less current installments
    to related party                              525,103              -
                                              -----------     -----------
   Total liabilities                            5,272,419       5,374,639

 Commitments and Contingencies                         -               -

 Deficit in Stockholders' equity:
   Preferred stock, $0.0001 par value;
    10,000,000 shares authorized;
     9,547,000 issued and outstanding                 956               6
   Common stock, $0.0001 par value;
    60,000,000 shares authorized;
    60,000,000 and 55,721,808 issued;
    59,763,715 and 55,485,523 outstanding           5,987           5,591
   Additional paid in capital                  11,759,464      11,211,325
   Treasury stock, 236,285 shares
     (at cost)                                   (206,095)       (206,095)
   Accumulated deficit                        (11,893,152)    (11,499,460)
                                              -----------     -----------
     Total stockholders' (deficit)               (332,840)       (488,633)
                                              -----------     -----------
     Total liabilities and
      stockholders' (deficit)                 $ 4,939,579     $ 4,886,006
                                              ===========     ===========

 See accompanying notes.





                      SURGILIGHT, INC.
          CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                 Three Months Ended       Six Months Ended
                                  June 30,   June 30,     June 30,     June 30,
                                    2007       2006        2007         2006
                                  --------   --------     -------      -------
 Revenue:
   Sales of equipment           $   90,000  $       -    $  209,000  $       -
                                ----------- ----------   ----------  -----------
   Total Revenue                    90,000          -       209,000          -
   Cost of Sales                    20,000       1,806       37,946       5,375
                                ----------- ----------   -----------  ----------
   Gross profit                     70,000      (1,806)     171,054      (5,375)

 Operating expenses:
   Salaries and benefits            83,727      84,549      166,404     189,006
   Advertising and marketing           524          48          524          48
   Administrative and other         83,255      58,115      142,066     139,908
   Professional fees               171,792      92,014      240,213     231,847
   Research and development         17,001      52,801       34,002      99,802
   Depreciation & amortization       3,777       3,777        7,554       7,893
                               ----------- -----------   ----------  ----------
   Total operating expenses        360,076     291,304      590,763     668,504
                               ----------- -----------   ----------  ----------
   Income (loss) from
    operations                    (290,076)   (293,110)    (419,709)   (673,879)

Other income and (expenses):
  Royalty income                     1,378       2,783        1,378       2,783
  Vendor settlements                59,080          -        59,080          -
  Litigation settlement                 -           -            -      125,000
  Other income                          -           -        25,048          -
  Interest expense                 (26,816)    (39,077)     (59,489)    (78,153)
                               -----------  ----------   ----------  ---------
    Total other income, net         33,642     (36,294)      26,017      49,630
                               -----------  ----------   ----------  ----------
    Net Income (loss)           $ (256,434) $ (329,404)  $ (393,692) $ (624,249)
                               ===========  ==========   ==========  ==========

 Basic and diluted income
  (loss) per share:
  Income (loss) from
   operations                     $(0.00)     $(0.01)       $(0.01)      $(0.00)
                                 --------    --------       -------      -------
    Net Income (loss)             $(0.00)     $(0.01)       $(0.01)      $(0.00
                                 ========    ========       =======      =======

Weighted average shares used in
 calculating net income (loss)
 per share-Basic              57,679,428   55,721,808    56,706,026   55,721,808

Weighted average shares used in
 calculating net income (loss)
 per share-Fully Diluted      57,679,428   55,721,808    56,706,026   55,721,808

See accompanying notes.



                                SURGILIGHT, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                   Three Months Ended       Six Months Ended
                                   June 30,   June 30,     June 30,   June 30,
                                     2007      2006          2007      2006
                                   --------  --------      --------  --------

Cash flows from operating
 activities:
  Net income (loss)              $(256,434)  $ (329,404)  $ (393,692)$ (624,249)
  Adjustments to reconcile
   net (loss) income to net
   cash (used) generated
   in operating activities:
      Depreciation                   1,278        1,278        2,556      2,895
      Amortization                   2,499        2,499        4,998      4,998
 (Increase) decrease in
  assets and liabilities
      Receivables                  (45,000)      11,108      (42,992)   176,980
      Inventories                   20,001           -        35,356         -
      Employee advances                 -            -       (37,353)    (8,048)
      Prepaid expenses              (4,051)       6,264      ( 2,815)    18,361
      Accounts payable and
       accrued expenses to
       third parties               (73,643)     162,275       39,649    242,408
      Accounts payable and
       accrued expenses to
       related parties            (607,957)      77,380     (574,187)    92,242
      Stock issued for
       expenses                     49,485           -        49,485         -
                                ----------  -----------  ----------- ----------
      Net cash generated by
       (used in) operating
       activities                 (913,822)    ( 68,600)    (918,995)   (94,413)
                                ----------  -----------  ----------- ----------

Cash flows from investing
  activities:
  Purchases of equipment              (265)          -          (265)        -
                                 ----------  -----------  ----------- ----------
    Net cash used in
       investing activities           (265)          -          (265)        -
                                 ----------  -----------  ----------- ----------

Cash flows from financing
 activities:
  Repayment of debt to
   third party                    (109,080)          -      (109,080)   (35,000)
  Repayment of debt to
   related party                  (145,705)          -      (145,705)        -
  Proceeds from loans from
   related party                   687,103        7,000      687,103      7,000
  Proceeds from loans from
   third parties                        -        10,000           -      10,000
  Share-based compensation              -        10,815           -      31,150
  Proceeds from preferred
   stock issuance to related
   party                           500,000           -       500,000         -
                                ----------   ----------  ----------- -----------
    Net cash provided by
     (used in) financing
     activities                    932,318       27,815      932,318     13,150
                                ----------  -----------  ----------- ----------
Net increase (decrease) in cash     18,231     ( 40,785)      13,058    (81,263)
Cash beginning of period             9,372       49,073       14,545     89,551
                                ----------  -----------  ----------- ----------
Cash end of period               $  27,603   $    8,288   $   27,603  $   8,288
                                ==========  ===========  =========== ==========

Supplemental disclosure:

Cash paid during the period
 for interest                    $ 184,369   $       -     $  184,369  $      -
Share-based compensation
 granted-options                        -        10,815            -      31,150
                                ==========  ===========   =========== ==========

See accompanying notes.





                                        SURGILIGHT, INC.
                    CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                            For the Three Months Ended June 30, 2007


                                                                   Additional
                               Preferred Stock     Common Stock      Paid-In
                                Shares  Amount   Shares   Amount     Capital
                              --------- ------ ---------  -------  ----------
Balances at
   March 31, 2007               47,000    $6  55,721,808 $5,591  $11,211,326

Preferred stock
  Issued to related party    9,500,000   950          -      -       499,050

Common stock issued
  For interest to
  related party                     -     -    3,958,742    396       49,088

Net loss                            -     -           -      -            -
                             ---------   ---  ---------- ------  -----------

Balances at
   June 30, 2007             9,547,000  $956  59,680,550 $5,987  $11,759,464
                             =========  ====  ========== ======  ===========



                                                            Total
                                  Treasury      Accum.   Stockholders
                                   Stock       Deficit      Equity
                                 ----------   ---------- ------------
Balances at
   March 31, 2007               $(206,095) $(11,636,718)$  (625,891)

Preferred stock
  Issued to related party              -             -      500,000

Common stock issued
  For interest to
  Related party                        -             -       49,484

Net loss                               -       (256,434)   (256,434)
                                ---------- ------------  -----------
Balances at
   June 30, 2007                $(206,095) $(11,893,152) $ (332,840)
                                ========== ============  ===========

See accompanying notes.



                          SURGILIGHT INC. AND SUBSIDIARIES


NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND BASIS OF PRESENTATION

SurgiLight, Inc. ("the Company" or "SurgiLight") sells ophthalmic lasers and related products and services based on its own and licensed intellectual property, primarily for use in refractive and presbyopia procedures.

The accompanying unaudited condensed financial statements of SurgiLight, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X and the instructions of Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America. Management believes the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2006, 2005 and 2004, including the notes thereto, and the other information included in the Company's filing on Form 10-KSB, which was filed with the Securities and Exchange Commission, SEC, on June 6, 2007. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this filing. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.

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

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109. FIN 48 establishes the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting FIN 48 which becomes effective for the fiscal year beginning after December 15, 2006.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. The Company does not expect the adoption of SFAS No. 159 to significantly affect its financial condition or results of operations, which becomes effective for the fiscal years beginning after November 15, 2007.

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

GEM Convertible Debenture - During January 2003, GEM Global Yield Fund, Ltd. ("GEM Fund") notified the Company of its intent to convert the remaining balance on its convertible debenture (purchased in 2000) to stock effective January 2003. In April 2003 GEM Fund and the Company agreed for GEM Fund to convert the remaining $2 million debenture to common stock at a price of $0.093. GEM Fund initially converted shares equal to nineteen and nine-tenths percent (19.9%) of the total issued and outstanding shares of the Company's common stock on April 11, 2003 and was also granted possession of the shares that were originally escrowed as part of the 2000 debenture agreement.

In June 2004, GEM Fund filed a lawsuit and a request for a preliminary injunction in New York against SurgiLight and certain of its officers and directors, to require the Company, among other things, to issue
GEM Fund additional shares under its convertible debenture, which the Company is unable to accommodate until additional shares are authorized by the shareholders. The Company filed a cross-complaint alleging that GEM Fund violated Securities Statutes 16(b). On April 20, 2007 the Company and GEM Fund agreed to settle the dispute and a Stipulation of Dismissal with Prejudice was filed with the District Court for the Southern District of New York. As part of that settlement, the Company remains obligated to issue the remaining shares to satisfy the $1,088,154 liability once additional common shares are authorized by an amendment to the Company's Articles of Incorporation. On
August 3, 2007 the Company filed a Preliminary Information Statement with the SEC providing notification of such an amendment.

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

During January 2006 the Company received a temporary injunction that prohibits Mr. Lin from contesting the ownership of 33 patents or patent applications worldwide. In December 2005, the European patent office, in recording the Company's assignment of a certain patent, rejected Dr. Lin's claims with regard to that patent. It was the only assignment he had attempted to contest.

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

Under SFAS No. 123R, there was no compensation cost related to employee stock options recognized in the operating results for the three and six months periods ended June 30, 2007.

NOTE 5.  RELATED PARTY TRANSACTIONS

Officers and Shareholders - The Company's balance as of June 30, 2007 to former CEO Colette Cozean for services and expenses is $434,365 and is recorded in accounts payable. The Company's balance as of June 30, 2007 to former CFO Stuart Michelson for services is $74,471 and is also recorded in accounts payable.
No activity accrued for the benefit of former CEO Cozean and former CFO Michelson during the six-month period ended
June 30, 2007.

The Company's balance as of June 30, 2007 to President/COO
Timothy Shea is $266,933 (which includes accrued expenses of $23,432 and accrued salary of $243,501).

During October 2002, CEO Colette Cozean and CFO Stuart Michelson each loaned the Company $20,000 which was used to fund a portion of the closing costs on the Company's debt refinancing. In
April 2003, Michelson loaned the Company an additional $6,000. During 2004, Cozean and Michelson loaned additional funds to the Company in the amounts of $9,200 and $5,000, respectively. Also during 2004, Louis P. Valente, a director/shareholder lent the Company $10,000 to fund a portion of legal services. During 2005, Cozean lent an additional $33,000 to the Company. Payments of $10,000 and $5,000 were repaid to Cozean and Michelson, respectively, in 2005.

During 2006, Cozean and Michelson loaned additional funds to the Company in the amounts of $30,505 and $2,000, respectively. Also during 2006, Louis P. Valente, a director/shareholder lent the Company $22,009 to fund a portion of working capital.
Also during 2006, Richard Ajayi, a director/shareholder lent the Company $9,000 to fund a portion of working capital.

UCC financing statements were filed to secure these loans with the Company's intangible assets as well as other unpaid fees due
Cozean and Michelson.  See Note 9 for additional disclosure.

On April 20, 2007, payments were made to Cozean and Michelson in the amounts of $526,151 and $89,342, respectively, which represented one-half of the obligations for services, expenses and loans at December 31, 2006. Beginning June 1, 2007, twelve
(12) equal installments will be made to Cozean and Michelson to satisfy the remaining liabilities of $526,151 and $89,342.

At June 30, 2007, the Company also has accrued fees for past services of $80,620 due to members of the Board of Directors
(with the exception of Cozean and Michelson).

Royalties-For the years ended December 31, 2005 and 2004, royalties were accrued for the benefit of J.T. Lin, a former employee and director of the Company, in the amounts of $3,091 and $16,966, respectively. Dr. Lin receives a royalty of 2.5% of the net revenues generated over the life of the patents.
A royalty of $2,591 was recorded for the benefit of J.T. Lin during the six-month period ended June 30, 2007.

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

NOTE 6.  INVENTORIES

The components of inventories at June 30, 2007 and December 31, 2006 are summarized as follows:

	                  June 30,     December 31,
                            2007          2006
                           ------        ------
  Raw Materials          $1,650,704     $1,650,704
  Work in progress          299,175        299,175
  Finished goods          2,448,065      2,483,420
                         ----------     ----------
 Total Inventory         $4,397,944     $4,433,299
                         ==========     ==========


At June 30, 2007 and December 31, 2006, management has reclassified $4,157,943 and $4,073,299, respectively, of the Company's inventory to long-term assets in the accompanying balance sheets to reflect inventory expected to be consumed beyond the current operating cycle.

NOTE 7.  INCOME TAX PROVISION

The Company has net operating loss carryforwards from prior year operations. Income taxes are provided for the tax effects of transactions reported in the financial statements for the three and six month periods ending June 30, 2007 and 2006. The current period tax expense, calculated using the current IRS tax rates, has been totally offset by the tax benefit of the operating loss carryforwards.

NOTE 8.  GEM SURGILIGHT INVESTORS, LLC

Sale of Preferred Stock-On April 20, 2007 the Company entered into a Series B Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with GEM SurgiLight Investors LLC ("GEM Investors"), pursuant to which GEM Investors purchased 9,500,000 shares of the Company's Series B Convertible Preferred Stock for a price per share of $.05263 and an aggregate purchase price of $500,000.

Pursuant to the Purchase Agreement, (i) the Board of Directors (the "Board") of the Company has been reduced to four (4) members in total, two (2) of whom are to be appointed by GEM Investors,
(ii) all of the prior directors of the Company have resigned with the exception of Louis P. Valente and Craig Collins, and (iii) Colette Cozean ("Cozean") and Stuart Michelson ("Michelson") have resigned from their position as CEO/Chairwoman and Chief Financial Officer, respectively. GEM Investors has appointed Messrs. Edward Tobin ("Tobin") and Nathan B. Pliam as its designees to the Board. Tobin is a member of GEM SurgiLight Management, LLC, the Managing Member of GEM Investors.

Secured Line of Credit Loan Agreement-On April 20, 2007 the
Company and GEM Investors entered into a Secured Line of Credit Loan Agreement (the "Loan Agreement") whereby the Company will have the right to borrow up to $2,500,000 from GEM Investors (the "Loan").
All loans made by GEM Investors to the Company shall accrue interest on the principal amount at a rate of twelve percent (12%) per annum. In the event of a default under the Loan Agreement, the interest rate
shall increase to seventeen percent (17%).   The Loan is also
evidenced by a Promissory Note dated April 20, 2007 in the aggregate principal amount of $2,500,000 (the "Note"). No payment of principal or interest is due until October 20, 2007, with payments thereafter as determined by the Board of Directors of the Company and GEM Investors, provided that the final payment of all obligations of the Company to GEM Investors shall be due no later than April 20, 2012.

At June 30, 2007 the Company has incurred total indebtedness under the secured line of credit of $687,103. GEM Investors' obligation to loan additional funds to the Company is conditioned on several factors, including, but not limited to (i) the approval of GEM Investors, (ii) the Company not being in default under the Loan Agreement or any other agreement between the Company and GEM Investors and (iii) no material adverse changes in the financial condition of the Company.

The Loan is secured by (i) a blanket lien on all of the assets of the Company as evidenced by a General Security Agreement, (ii) all of the existing and pending trademarks, patents and copyrights owned by the Company pursuant to a Trademark, Patent and Copyright Security Agreement and (iii) a Deposit Accounts Assignment Agreement pertaining to the Company's bank accounts.

Purchase of Common Stock-During May 2007, GEM Investors purchased
3,052,000 shares of common stock from the United States Marshall's Office at a purchase price of $.01 per share.

Issuance of Common Shares - On May 25, 2007 the Company issued 3,958,742 shares of common stock as a partial payment to GEM Fund on the interest that has accrued on the defaulted $1,088,154 note payable balance. Upon completion of this issuance, the Company had issued all 60,000,000 authorized shares of its Common Stock.

NOTE 9.  SUBSEQUENT EVENTS

Schedule 14C Information - On August 3, 2007 the Company filed a
Preliminary Information Statement 14C notifying the SEC and shareholders of the following:

     On April 19, 2007, the Board of Directors of the Company approved an amendment to the Articles of Incorporation of the Company ("the Amendment"). The holders of an aggregate of 36,753,933 shares of capital stock entitled to vote, representing approximately 52.9% of the 69,500,000 shares of the total issued and outstanding shares of voting stock of the Company approved the actions on July 17, 2007 by written consent in lieu of a meeting, in accordance with Title XXXVI, Chapter 607 of the Florida Statutes.

     The Amendment provides that (a) the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time shall be increased to three hundred million (300,000,000) shares of common stock at par value of $0.0001 with no preemptive rights and (b) the voting rights of the blank check preferred stock will be changed to remove a voting restriction on the Company's preferred stock.

     Pursuant to Rule 14c-2 under the Exchange Act, the effective date of the action stated shall not occur until a date at least twenty (20) days after the date on which the Information Statement has been mailed to the Company's stockholders. The mailing date is estimated to be on or about August 13, 2007.


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

                           Operating Highlights:

Revenues-Equipment sales for the quarter ended June 30, 2007 ("2007 Quarter") increased to $90,000 from $0 during the quarter ended June 30, 2006 ("2006 Quarter"). Equipment sales for the six-month period ended June 30, 2007 ("2007 Period") increased to $209,000 from $0 during the quarter ended June 30, 2006 ("2006 Period"). Both the 2007 Quarter and 2007 Period revenue increase was due to the Company continuing to develop its international sales and marketing activities.

Salaries & Benefits-For the 2007 Quarter, salaries and benefits decreased 1% to $83,727 from $84,549 for the 2006 Quarter. For the 2007 Period, salaries and benefits decreased 12% to $166,404 from $189,006 for the 2006 Period. The 2007 Period decrease was due to the elimination of the international sales position that has been vacant since February 2006.

Advertising and Selling - The Company has recorded minimal expenses for advertising throughout the 2007 and 2006 operating years. It is anticipated that these expenses will increase as the Company attends tradeshows and revises its trade literature to reflect results from the increased clinical activity as revenue collections begin to recover, thus allowing more funding for these expenses.

Administrative and Other - Expenses increased 43% to $83,255 for the 2007 Quarter as compared to $58,115 for the 2006 Quarter. These expenses also increased 2% to $142,066 for the 2007 Period as compared to $139,908 for the 2006 Period. These increases were primarily due to travel, patent costs and regulatory expenses as the Company continues to expand its clinical trails process and protect its patent portfolio. Small increases to other accounts such as insurance have been offset by decreases in utilities and administrative charges.

Professional Fees - Expenses increased 87% to $171,792 for the 2007 Quarter as compared to $92,014 for the 2006 Quarter and increased 4%
to $240,213 for the 2007 Period as compared to $231,847 for the 2006 Period. The increases were primarily due to increased legal fees associated with the preferred stock sale and related line of credit financing transactions that closed during the 2007 Quarter. The increases in legal fees have been offset by the savings generated from the resignation of the former CEO and CFO on April 20, 2007. No fees were recorded for these positions during 2007 resulting in a savings of $48,000 for the 2007 Quarter and $96,000 for the 2007 Period.

Research and development - Expenses decreased 68% to $17,001 for the 2007 Quarter as compared to $52,801 for the 2006 Quarter and decreased 66% to $34,002 for the 2007 Period as compared to $99,802 for the 2006 Period. Allocations for payroll expenses have remained unchanged over these periods. However, the resignation of the former CEO has resulted in a decreased quarterly allocation of $30,000 from professional fees to research and development activities.

Depreciation and Amortization - Expenses decreased 4% to $7,554 for the 2007 Period as compared to $7,893 for the 2006 Period as older equipment has now become fully depreciated.

Total Operating Expenses - In summary, operating expenses increased 24% to $360,076 for the 2007 Quarter as compared to $291,304 for the 2006 Period. However, operating expenses decreased 12% to $590,763 for the 2007 Period as compared to $668,504 for the 2006 Period. The Company has controlled its administrative, marketing, and payroll expenses while continuing to fund legal expenses for operational, regulatory and patent matters.

Income (Loss) from Operations-The loss from operations for the 2007 Quarter was $(290,076) or $(0.00) cents per share as compared to a net loss from operations of $(293,110) or $(0.01) cents per share for the 2006 Quarter.

                 Liquidity and Capital Resources

As of June 30, 2007, the Company had a cash balance of $27,603 and a working capital deficit of $(4,090,170) as compared to a cash balance of $14,545 and a working capital deficit of $(4,693,711) at December 31, 2006.

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

At June 30, 2007 the Company has incurred total indebtedness under the secured line of credit of $687,103. GEM Investors' obligation to loan additional funds to the Company is conditioned on several factors, including, but not limited to (i) the approval of GEM Investors, (ii) the Company not being in default under the Loan Agreement or any other agreement between the Company and GEM Investors and (iii) no material adverse changes in the financial condition of the Company. Proceeds from the sale of the of the Series B Convertible Preferred Stock and the Loan have been used to repay former CEO Colette Cozean and former CFO Stuart Michelson a portion of amounts owed them by the Company and for general working capital.

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

Substantial Indebtedness

We have a substantial amount of indebtedness. As of June 30, 2007 the total indebtedness was $5,272,419 (including accounts payable and accrued expenses of $2,904,111, short-term notes payable comprised of $213,009 in loans from shareholders and other investors, $422,042 in payments for legal services, customers deposits of $120,000, long term line of credit debt of $525,103 and the $1,088,154 remaining from the conversion of the convertible debenture issued to GEM Fund.

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

Dilution

The Series B Convertible Preferred Stock issued to GEM Investors in April 2007 is convertible into 55% of the outstanding shares of common stock on a fully diluted basis at the time of conversion.
In addition, in May 2007, the Company agreed to convert $319,217 in interest owed to GEM Fund into 25,537,360 shares of common stock (of which 3,958,752 were issued and the balance are issuable upon an increase in the authorized number of shares of common stock through an amendment to our Articles of Incorporation). The issuance of shares upon conversion of the GEM Fund debentures, including an additional 11,697,652 shares intended for the GEM Fund, will cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

The resale by GEM Fund or Knobbe, Marten, Olsen & Bear, L.L.P,
(the "Investors") of the common stock acquired from conversion of past debentures will increase the number of our publicly traded shares, which could depress the market price of our Company's common stock. However, Knobbe, Marten, Olsen & Bear, L.L.P. is limited as to the amount of shares it may sell to not more than fifteen percent (15%) of our common stock's previous days trading volume. GEM is limited as to the amount of shares it may sell on any single day to the lesser of (i) ten percent (10%) of that current trading days trading volume, or (ii) seven and one half percent (7.5%) of the average trading volume for the prior fifteen (15) trading days. If the Investors choose to purchase our common stock at a time when the stock price is low, our existing common stockholders will experience substantial dilution. The issuance of shares to the Investors may therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of the common stock.

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

As of August 14, 2007, 60,000,000 shares of common stock, options to purchase 3,590,616 shares of common stock and 3,472,222 warrants were outstanding. Furthermore, we may issue additional options for up to an additional 1.8 million shares of common stock pursuant to the 2001 Stock Option Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

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

The sale of our medical products involves the inherent risk of product liability claims. We do not know whether claims against us arising with respect to our products will be successfully defended against liabilities arising from these claims.

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

However, at the present time, our inventory consists primarily of the lasers and other equipment purchased from Premier Laser Systems (for more detailed information, see SurgiLight, Inc. 10-KSB dated 12/31/06). It is our belief that both the book value transferred and the current market value of the inventory has not undergone obsolescence as the inventory continues to meet the criteria established to perform the surgical routines that comprise our business focus and market. However, we only have enough inventory on hand to sustain operations for an estimated two to nine years. After such time, we will need to reevaluate the existing technology and may need to alter its operations to remain competitive in the industry.

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

NASDAQ Listing

Our common stock is quoted on the Pink Sheets LLC. We currently are not listed on the NASDAQ National Market system. We cannot assure investors that it will ever meet the criteria for listing the common stock on such market system, which would provide a stronger trading market. Lack of listing on the NASDAQ National Market may make it more difficult for us to raise funds through the sale of our common stock or securities convertible into our common stock. We had been quoted on the OTCBB until May 24, 2007, but became quoted on the Pink Sheets due to our delinquency in filing the 2006 Annual Report on Form 10KSB and this quarterly report on Form 10QSB for the quarter ended March 31, 2007. We intend to file our periodic reports with the SEC on a timely basis now that we have had a change of control.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report
(as well as information included in oral statement or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements related to anticipated future revenues of the Company, success of current product offerings, ongoing clinical trials, expectation in litigation, and success of future debt or equity offerings.

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

There have been no significant changes in internal controls over financial reporting (as defined in Rule 13a-15(f)) during the three months ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                PART II
                                -------

                           OTHER INFORMATION

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

GEM Convertible Debenture - During January 2003, GEM Global Yield Fund, Ltd. ("GEM Fund") notified the Company of its intent to convert the remaining balance on its convertible debenture (purchased in 2000) to stock effective January 2003. In April 2003 GEM Fund and the Company agreed for GEM Fund to convert the remaining $2 million debenture to common stock at a price of $0.093. GEM Fund initially converted shares equal to nineteen and nine-tenths percent (19.9%) of the total issued and outstanding shares of the Company's common stock on April 11, 2003 and was also granted possession of the shares that were originally escrowed as part of the 2000 debenture agreement.

In June 2004, GEM Fund filed a lawsuit and a request for a preliminary injunction in New York against SurgiLight and certain of its officers and directors, to require the Company, among other things, to issue
GEM Fund additional shares under its convertible debenture, which the Company is unable to accommodate until additional shares are authorized by the shareholders. The Company filed a cross-complaint alleging that GEM Fund violated Securities Statutes 16(b). On April 20, 2007 the Company and GEM Fund agreed to settle the dispute and a Stipulation of Dismissal with Prejudice was filed with the District Court for the Southern District of New York. As part of that settlement, the Company remains obligated to issue the remaining shares to satisfy the $1,088,154 liability once additional common shares are authorized by an amendment to the Company's Articles of Incorporation. On
August 3, 2007 the Company filed a Preliminary Information Statement with the SEC providing notification of such an amendment.

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

During January 2006 the Company received a temporary injunction that prohibits Mr. Lin from contesting the ownership of 33 patents or patent applications worldwide. In December 2005, the European patent office, in recording the Company's assignment of a certain patent, rejected Dr. Lin's claims with regard to that patent. It was the only assignment he had attempted to contest.

Other Litigation-From time to time, the Company is party to other litigation. The Company and its counsel believe this litigation is not material.

Item 2. Changes in Securities

As of August 14, 2007, 60,000,000 shares of common stock, options to purchase 3,590,616 shares of common stock and 3,472,222 warrants were outstanding, and, as far as we can determine, were held of record by approximately 231 persons.

Sale of Preferred Stock-On April 20, 2007 the Company entered into a Series B Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with GEM SurgiLight Investors LLC ("GEM Investors"), pursuant to which GEM purchased 9,500,000 shares of the Company's Series B Convertible Preferred Stock for a price per share of $.05263 and an aggregate purchase price of $500,000.

Purchase of Common Stock-During May 2007, GEM Investors purchased 3,052,000 shares of common stock from the United
States Marshall's Office, at a purchase price of $.01 per share.

Issuance of Common Shares - On May 25, 2007 the Company issued 3,958,742 shares of common stock as a partial payment to GEM
Fund on the interest that has accrued on the defaulted $1,088,154 note payable balance. Once this issuance was completed, the Company had issued all 60,000,000 authorized shares of its common stock.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders

On August 3, 2007 the Company filed a Preliminary Information
Statement 14C notifying the SEC and shareholders of the following:

    On April 19, 2007, the Board of Directors of the Company approved an amendment to the Articles of Incorporation of the Company
    ("the Amendment"). The holders of an aggregate of 36,753,933 shares of capital stock entitled to vote, representing approximately 52.9% of the 69,500,000 shares of the total issued and outstanding shares of voting stock of the Company approved the actions on July 17, 2007 by written consent in lieu of a meeting, in accordance with Title XXXVI, Chapter 607 of the Florida Statutes.

    The Amendment provides that (a) the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time shall be increased to three hundred million (300,000,000) shares of common stock at par value of $0.0001 with no preemptive rights and (b) the voting rights of the blank check preferred stock will be changed to remove a voting restriction on the Company's preferred stock.

    Pursuant to Rule 14c-2 under the Exchange Act, the effective date of the action stated shall not occur until a date at least twenty (20) days after the date on which the Information Statement has been mailed to the Company's stockholders. The mailing date is estimated to be on or about August 13, 2007.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits

31.1	Certification of CEO Pursuant to 18 U.S.C. 1350, Section 302

31.2	Certification of CFO Pursuant to 18 U.S.C. 1350, Section 302

32.1	Certification Pursuant to 18 U.S.C.1350, Section 906

(b)	Reports
None.


                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant, SurgiLight, Inc., caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date: August 14, 2007


     /s/ Timothy J. Shea
     -------------------
     Timothy J. Shea, President, COO, Secretary

     /s/ Mark Murphy
     --------------------
     Mark Murphy, CFO





                                                          Exhibit 32.1

                   CERTIFICATION PURSUANT TO SECTION 906
                     OF THE SARBANES-OXLEY ACT OF 2002

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                                PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Timothy Shea, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, that the Quarterly Report of SurgiLight, Incorporated on Form 10-QSB for the quarterly period ended March 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents in all material respects the financial condition and results of operations of SurgiLight, Inc.

						/s/ Timothy Shea
                                                ----------------
                                                Timothy Shea
                                                President
                                                August 14, 2007

I, Timothy Shea, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, that the Quarterly Report of SurgiLight, Incorporated on Form 10-QSB for the quarterly period ended March 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents in all material respects the financial condition and results of operations of SurgiLight, Inc.

						/s/ Mark Murphy
                                                ----------------
                                                Mark Murphy
                                                CFO
                                                August 14, 2007


                                                   Exhibit 31.1
                          CERTIFICATION

I, Timothy Shea, certify that:

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

      /s/ Timothy Shea
      ----------------
      Timothy Shea
      President
      August 14, 2007


                                                          Exhibit 31.2
                                  CERTIFICATION

I, Mark Murphy, certify that:

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

      /s/ Mark Murphy
      ---------------
      Mark Murphy
      CFO
      August 14, 2007