Form 10QSB
period 2007-09-30
SURGILIGHT INC
filed 2007-11-14
CIK 1070289

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                         	FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period ended September 30, 2007

                    Commission file number  0-24897


                              SurgiLight, Inc.
   (Exact name of small business issuer as specified in its charter)

              Florida                        35-1990562
(State or other jurisdiction            (IRS Employer
of incorporation or organization)          Identification No.)

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

Number of shares outstanding of common equity, as of November 14, 2007 was 96,265,099.



                         SURGILIGHT CORPORATION

                   QUARTER ENDED SEPTEMBER 30, 2007


                                INDEX

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements

Condensed Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006.

Condensed Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (unaudited).

Condensed Statements of Cash Flows for the three and nine months ended September 30, 2007 and 2006 (unaudited).

Condensed Statement of Shareholder's Equity for the three months ended September 30, 2007 (unaudited).

Notes to Unaudited Financial Statements.

ITEM 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations and Risk Factors.

ITEM 3 - Controls and Procedures.

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings

ITEM 2: Changes in Securities

ITEM 3: Defaults upon Senior Securities

ITEM 4: Submission of Matters to a Vote of Security Holders

ITEM 5: Other Information

ITEM 6: Exhibits and Reports on Form 8-K



Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                          SURGILIGHT, INC.
                           BALANCE SHEETS


                  ASSETS
                                      Sept. 30,    December 31,
                                         2007          2006
                                     (Unaudited)
                                     -----------    ----------
Current assets:
   Cash                             $    25,259     $    14,545
   Accounts receivable                   13,500           2,008
   Inventories                          240,000         360,000
   Prepaid data collection fees         119,000         119,000
   Other current assets                 215,133         185,375
                                     -----------     -----------
         Total current assets           612,892         680,928

Property and equipment, net of
 accumulated depreciation
 of $34,764 and $30,929                  23,494          25,736

Other assets:
   Inventories                        4,167,893       4,073,299
   Intangible assets, net of
    accumulated amortization
      of $383,334 and $375,837           82,546          90,043
   Prepaid data collection fees          16,000          16,000
                                     -----------     -----------

      Total assets                   $ 4,902,825     $ 4,886,006
                                     ===========     ===========

     LIABILITIES & DEFICIT IN STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and
    accrued expenses                 $ 1,860,045     $ 2,088,692
   Accounts payable and accrued
    expenses related party               673,158       1,349,957
   Customer deposits                     120,000         120,000
   Short-term debt                       473,052       1,815,990
   Short-term debt related party         162,000              -
                                     -----------     -----------
    Total current liabilities          3,288,255       5,374,639

Long-term debt less current
 installments to related party           908,906              -
                                     -----------     -----------

   Total liabilities                   4,197,161       5,374,639

Commitments and Contingencies                 -               -

Deficit in Stockholders' equity:
   Preferred stock, $0.0001 par
    value; 10,000,000 shares
    authorized; 9,547,000 issued
    and outstanding                         956               6
   Common stock, $0.0001 par value;
    300,000,000 and 60,000,000 shares
    authorized; 96,584,549 and
      55,721,808 issued; 96,348,264
      and 55,485,523 outstanding          6,024           5,591
   Additional paid in capital        13,158,667      11,211,325
   Treasury stock, 236,285 shares
     (at cost)                         (206,095)       (206,095)
   Accumulated deficit              (12,253,888)    (11,499,460)
                                    -----------     -----------
     Total stockholders' (deficit)      705,664        (488,633)
                                    -----------     -----------
     Total liabilities and stockholders'
       (deficit)                     $ 4,902,825     $ 4,886,006
                                     ===========     ===========

See accompanying notes.


                     SURGILIGHT, INC.
     CONDENSED STATEMENTS OF OPERATIONS (Unaudited)



                            Three Months Ended        Nine Months Ended
                            Sept. 30,  Sept. 30,    Sept. 30,    Sept. 30,
                               2007       2006         2007         2006
                            --------   --------      -------      -------
Revenue:
  Sales of equipment       $        -   $   25,000   $   209,000   $   25,000
                          ------------ -----------   -----------  -----------
   Total Revenue                    -       25,000       209,000       25,000
  Cost of Sales                     -       16,172        37,946       21,547
                          ------------ -----------  ------------  -----------
   Gross profit                     -        8,828       171,054        3,453

Operating expenses:
   Salaries and benefits        88,378      84,750       254,781      273,756
   Advertising and
    marketing                       -           -            524           48
   Administrative and
    other                      105,457      42,906       247,522      183,123
   Professional fees            68,023      83,335       308,237      315,182
   Research and
    development                 17,001      47,001        51,003      146,803
   Depreciation & amort.         3,777       3,777        11,331       11,670
                           ------------ -----------  ------------  -----------
    Total operating
     expenses                  282,636     261,769       873,398      930,582
                           ------------ -----------  ------------  -----------
  Income (loss) from
   operations                 (282,636)   (252,941)     (702,344)    (927,129)

Other income and
   (expenses):
  Royalty income                    -           -          1,378        2,783
  Litigation settlement             -           -             -       125,000
  Vendor settlements                -           -         59,128           -
  Other income                      -          759        25,000          759
  Interest expense             (78,101)    (39,077)     (137,590)    (117,230)
                           ------------ -----------  ------------  -----------
   Total other income,
     net                       (78,101)    (38,318)   (   52,084)      11,312
                           ------------ -----------  ------------  -----------
      Net Income (loss)    $(  360,737) $ (291,259)  $(  754,428)  $  (915,817)
                           ============ ===========  ============  ===========

Basic income (loss)
  per share:
 Income (loss) from
   operations                   $(0.01)     $(0.01)       $(0.01)      $(0.02)
                               --------    --------       -------      -------
        Net Income (loss)       $(0.01)     $(0.01)       $(0.01)      $(0.02)
                               ========    ========       =======      =======

Fully diluted income
   (loss) per share:
 Income (loss) from
    operations                  $(0.01)     $(0.01)       $(0.01)      $(0.02)
                               --------    --------       -------      -------
        Net Income (loss)       $(0.01)     $(0.01)       $(0.01)      $(0.02)
                               ========    ========       =======      =======

Weighted average shares
 used in calculating net
 income (loss) per share
  Basic                       63,976,581  55,721,808    59,063,024  55,721,808

Weighted average shares
 used in calculating net
 income (loss) per share
  Fully Diluted               76,837,499  55,721,808   63,397,106   55,721,808


See accompanying notes.



                            SURGILIGHT, INC.
             CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                Three Months Ended       Nine Months Ended
                               Sept. 30,  Sept. 30,     Sept. 30,  Sept. 30,
                                  2007      2006          2007      2006
                                --------  --------     --------  --------

Cash flows from operating
 activities:
  Net income (loss)          $(  360,737) $ (291,259) $(  754,428)$ (915,817)
  Adjustments to reconcile
  net (loss) income to net
  cash (used) generated in
  operating activities:
      Depreciation                  1,278       1,278        3,834      4,173
      Amortization                  2,499       2,499        7,497      7,497
      Stock issued for
       services                        -           -            -          -
      Provision for bad debt           -           -            -          -
(Increase) decrease in assets
  and liabilities
      Receivables                  31,500      (5,997)     (11,492)   170,983
      Inventories                  (9,950)     15,355       25,406     15,355
      Prepaid data collection
       fees                            -           -            -          -
      Employee advances                -       (8,750)     (37,353)   (16,798)
      Prepaid expenses             10,410       3,425        7,595     22,095
      Accounts payable &
       accrued expenses for
       third parties             (268,296)    166,870     (228,647)   409,278
      Accounts payable
       for related parties       (102,610)     91,984     (676,798)   184,226
                                ----------  ----------  ----------- ---------
      Net cash generated by
       (used in) operating
       activities                (695,906)    (24,595)  (1,664,386)  (119,008)
                                ---------- -----------  ----------- ---------

Cash flows from investing
 activities:
  Purchases of equipment           (1,327)    ( 2,894)      (1,592)   ( 2,894)
                                ---------- -----------  ----------- ---------
    Net cash used in
      investing activities         (1,327)    ( 2,894)      (1,592)   ( 2,894)
                                ---------- -----------  ----------- ---------

Cash flows from financing
 activities:
  Repayment of debt related
   party                           311,086          -       214,866  ( 35,000)
  Repayment of debt third
   party                                -           -      (109,080)        -
  Proceeds from shareholder
   loans                           383,803      19,000    1,070,906     26,000
  Proceeds from loans other             -           -            -      10,000
  Share based compensation              -           -            -      31,150
  Proceeds from preferred
   stock issuance to related
   party                                -           -        500,000         -
                                ----------  -----------   ----------- --------
  Net cash provided by (used
    in) financing activities       694,889      19,000     1,676,692    32,150
                                ----------  -----------   ----------- --------
Net increase (decrease)
   in cash                          (2,344)   (  8,489)       10,714   (89,752)
Cash beginning of period            27,603       8,288        14,545    89,551
                                 ---------- -----------   ----------- ---------
Cash end of period             $    25,259  $     (201)  $    25,259  $   (201)
                               ============ ===========  ===========  =========

Supplemental disclosure:
Long term debt satisfied
  with stock                   $ 1,088,154          -    $ 1,088,154        -


See accompanying notes.


                               SURGILIGHT, INC.
         CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                For the Three Months Ended September 30, 2007


                                                              Additional
                          Preferred Stock     Common Stock      Paid-In
                           Shares  Amount   Shares   Amount     Capital
                         --------- ------ ---------  -------  ----------
Balances at
   June 30, 2007        9,547,000  $956   59,680,550 $5,987  $11,759,464

Common stock issued
  for interest to
  related party                -     -    24,886,897     25      311,061

Common stock issued
  for note payable
  Repayment to
  Related party                -     -    11,697,652     12    1,088,142

Net loss                       -     -            -      -            -
                        ---------   ---   ---------- ------  -----------

Balances at
   Sept. 30, 2007       9,547,000  $956   96,265,099 $6,024  $13,158,667
                        =========  ====  =========== ======  ===========



                              SURGILIGHT, INC.
         CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                For the Three Months Ended September 30, 2007


                                                     Total
                          Treasury      Accum.    Stockholders
                           Stock       Deficit       Equity
                         ---------  ------------  ------------
Balances at
   June 30, 2007,        $(206,095) $(11,893,151)$   (332,839)

Common stock issued
  for interest to
  related party                 -             -       311,086

Common stock issued
  for note payable
  Repayment to
  Related party                 -             -     1,088,154

Net loss                        -     (  360,737)  (  360,737)
                         ----------  ------------  -----------

Balances at
   Sept. 30, 2007        $(206,095) $(12,253,888) $   705,664
                         ========== ============= ============

See accompanying notes.


                       SURGILIGHT INC.
          NOTES TO CONDENSED FINANCIAL STATEMENTS
          September 30, 2007 and 2006 (unaudited)


NOTE 1.  BUSINESS AND BASIS OF PRESENTATION

SurgiLight, Inc. ("the Company" or "SurgiLight") sells ophthalmic lasers and related products and services based on its own and licensed intellectual property, primarily for use in refractive and presbyopia procedures.

The accompanying unaudited condensed financial statements of SurgiLight, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X and the instructions of Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America. Management believes the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2006 and 2005, including the notes thereto, and the other information included in the Company's filing on Form 10-KSB, which was filed with the Securities and Exchange Commission ("SEC") on June 7, 2007. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this filing. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 1 to the financial statements in the 10-KSB filed for the year ended December 31, 2006, the Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. These matters, among other things, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans related to these matters are also discussed in that related Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair
Value Option for Financial Assets and Financial
Liabilities - Including an amendment of FASB Statement
No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. The
Company does not expect the adoption of SFAS No. 159 to significantly affect its financial condition or results of operations, which becomes effective for the fiscal years beginning after November 15, 2007.

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

In June 2004, GEM Fund filed a lawsuit and a request for a preliminary injunction in New York against SurgiLight and certain of its officers and directors, to require the Company, among other things, to issue GEM Fund additional shares under its convertible debenture, which the Company was unable to accommodate until additional shares were authorized by the shareholders. On April 20, 2007 the Company and GEM Fund agreed to settle the dispute. As part of that settlement, the Company remained obligated to issue the remaining shares to satisfy the $1,088,154 liability once additional common shares were authorized by an amendment to the Company's Articles of Incorporation. Such amendment became effective as of September 21, 2007. All shares due to GEM Fund have been issued by the Company.

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

During January 2006 the Company received a temporary injunction that prohibits Mr. Lin from contesting the ownership of 33 patents or patent applications worldwide. In December 2005, the European patent office, in recording the Company's assignment of a certain patent, rejected Dr. Lin's claims with regard to that patent. This was the only assignment he had attempted to contest.

Other Litigation: From time to time, the Company is party to other litigation. The Company and its counsel believe this litigation is not material.

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

Under SFAS No. 123R, there was no compensation cost related to employee stock options recognized in the operating results for the three and nine months periods ended September 30, 2007.

NOTE 5.  RELATED PARTY TRANSACTIONS

Officers and Shareholders: The Company's balance as of September 30, 2007 to former CEO Colette Cozean for services and expenses is $346,673 and is recorded in accounts payable. The Company's balance as of September 30, 2007 to former CFO Stuart Michelson for services is $59,551 and is also recorded in accounts payable. No activity accrued for the benefit of former
CEO Cozean and former CFO Michelson during the nine-month period ended September 30, 2007.

The Company's balance as of September 30, 2007 to
President/COO Timothy Shea is $266,933 (which includes accrued expenses of $23,432 and accrued salary of $243,501).

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

At September 30, 2007, the Company also has accrued fees for past services of $82,620 due to members of the Board of Directors (with the exception of Cozean and Michelson).

Royalties: For the years ended December 31, 2005 and
2004, royalties were accrued for the benefit of J.T. Lin, a former employee and director of the Company, in the amounts of $3,091 and $16,966, respectively. Dr. Lin receives a royalty of 2.5% of the net revenues generated over the life of the patents. A royalty of $2,591 was recorded for the benefit of J.T. Lin during the nine-month period ended
September 30, 2007.

Except as described herein, there are currently no proposed transactions between the Company, its officers, directors, shareholders, and affiliates. Conflicts of interest could arise in the negotiation of the terms of any transaction between the Company and its shareholders, officers, directors, or affiliates. We have no plans or arrangements, including the hiring of an independent third party, for the resolution of disputes with such persons, if they arise. No assurance can be given that conflicts of interest will not cause us to lose potential opportunities, profits, or management attention. Our Board of Directors has adopted a policy regarding transactions between the Company and any officer, director, or affiliate, including loan transactions, requiring that all such transactions be approved by a majority of the independent and disinterested members of the Board of Directors and that all such transactions be for a bona fide business purpose and be entered into on terms at least as favorable to the Company as could be obtained from unaffiliated independent third parties.

NOTE 6.  INVENTORIES

The components of inventories at September 30, 2007 and December 31, 2006 are summarized as follows:

                    September       December
                     30, 2007       31, 2006
                   ----------      ---------
Raw Materials     $ 1,660,654    $ 1,650,704
Work in progress      299,175        299,175
Finished goods      2,448,064      2,483,420
                  -----------    -----------
 Total Inventory  $ 4,407,893    $ 4,433,299
                  ===========    ===========


At September 30, 2007 and December 31, 2006, management has reclassified $4,167,893 and $4,073,299, respectively, of the Company's inventory to long-term assets in the accompanying balance sheets to reflect inventory expected to be consumed beyond the current operating cycle.

NOTE 7.  INCOME TAX PROVISION

The Company has net operating loss carryforwards from prior year operations. Income taxes are provided for the tax effects of transactions reported in the financial statements for the three and nine month periods ending September 30, 2007 and 2006. The current period tax expense, calculated using the current
IRS tax rates, has been totally offset by the tax benefit of the operating loss carryforwards.

NOTE 8.  GEM SURGILIGHT INVESTORS, LLC

Sale of Preferred Stock: On April 20, 2007 the Company entered into a Series B Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with GEM SurgiLight Investors LLC ("GEM Investors"). GEM Investors purchased 9,500,000 shares of the Company's Series B Convertible Preferred Stock for a price per share of $.05263 and an aggregate purchase price of $500,000.

Pursuant to the Purchase Agreement, (i) the Board of Directors (the "Board") of the Company has been reduced to four (4) members in total, two (2) of whom were appointed by GEM Investors, (ii) all of the prior directors of the Company have resigned with the exception of Louis P. Valente and Craig Collins, and (iii) Colette Cozean ("Cozean") and Stuart Michelson ("Michelson") resigned from their positions as CEO/Chairwoman and Chief Financial Officer, respectively. GEM Investors has appointed Messrs. Edward Tobin ("Tobin") and Nathan B. Pliam as its designees to the Board. Tobin is a member of GEM SurgiLight Management, LLC, the Managing Member of GEM Investors.

Secured Line of Credit Loan Agreement: On April 20, 2007 the Company and GEM Investors entered into a Secured Line of Credit Loan Agreement (the "Loan Agreement") whereby the Company will have the right to borrow up to $2,500,000 from GEM Investors (the "Loan"). All loans made by GEM Investors to the Company shall accrue interest on the principal amount at a rate of twelve percent (12%) per annum. In the event of a default under the Loan Agreement, the interest rate shall increase to
seventeen percent (17%).   The Loan is also evidenced by a
Promissory Note dated April 20, 2007 in the aggregate principal amount of $2,500,000 (the "Note"). No payment of principal or interest was due until October 20, 2007, with payments thereafter as determined by the Board of Directors of the Company and GEM Investors, provided that the final payment of all obligations of the Company to GEM Investors shall be due no later than April 20, 2012.

At September 30, 2007 the Company has incurred total indebtedness under the secured line of credit of $1,070,906. GEM Investors' obligation to loan additional funds to the Company is conditioned on several factors, including, but not limited to (i) the approval of GEM Investors, (ii) the Company not being in default under the Loan Agreement or any other agreement between the Company and GEM Investors and (iii) no material adverse changes in the financial condition of the Company.

The Loan is secured by (i) a blanket lien on all of the assets of the Company as evidenced by a General Security Agreement,
(ii) all of the existing and pending trademarks, patents and copyrights owned by the Company pursuant to a Trademark, Patent and Copyright Security Agreement and (iii) a Deposit Accounts Assignment Agreement pertaining to the Company's bank accounts.

Purchase of Common Stock: During May 2007, GEM Investors purchased 3,052,000 shares of common stock from the United
States Marshall's Office at a purchase price of $.01 per share.

Issuance of Common Shares - On May 25, 2007 the Company issued 3,958,742 shares of common stock as a partial payment to GEM Fund on the interest that has accrued on the defaulted $1,088,154 note payable balance. Upon completion of this issuance, the Company had issued all 60,000,000 authorized shares of its Common Stock.

On April 19, 2007, the Board of Directors approved an amendment to the Articles of Incorporation of the Company ("the Amendment"). The holders of an aggregate of 36,753,933 shares of capital stock entitled to vote, representing approximately 52.9% of the 69,500,000 shares of the total issued and outstanding shares of voting stock of the Company approved the actions on July 17, 2007 by written consent in lieu of a meeting. The Amendment provides that
(a) the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time shall be increased to three hundred million (300,000,000) shares of common stock at par value of $0.0001 with no preemptive rights and (b) the voting rights of the blank check preferred stock will be changed to remove a voting restriction on the Company's preferred stock.

The Company distributed an information statement under the Securities Exchange Act and the effective date of the Amendment was September 21, 2007. On that date the Company issued the following shares:

  Shareholder   Common Shares   Description
  -----------   -------------   -----------
  GEM Fund        24,886,897    Note Payable Interest
  GEM Fund        11,697,652    Note Payable Principal Balance
                  ----------
  Total Shares
   Issued         36,584,549

NOTE 9:  SUBSEQUENT EVENTS

On October 1, 2007, the Company defaulted on the monthly installment due to former CEO Cozean and former CFO Michelson by not making the required payments due under the Cozean Consulting Agreement and the Michelson Repayment Agreement, respectively. To the extent that the obligations are secured, the security interest of Cozean and Michelson are pari passu with the security interest of GEM SurgiLight Investors LLC.


                      ITEM 2

Management's Discussion and Analysis or Plan of Operation.

The Management's Discussion and Analysis of the Financial Condition and Results of Operations reviews past performance and, where appropriate, states expectations about future activities in forward-looking statements. Future results may differ from expectations.

Operating Highlights:

Revenues: There were no equipment sales for the quarter ended September 30, 2007 ("2007 Quarter") which was a decrease of $25,000 from the quarter ended September 30, 2006 ("2006 Quarter"). Equipment sales for the nine-month period ended September 30, 2007 ("2007 Period") increased to $209,000 from $25,000 during the nine-month period ended September 30, 2006 ("2006 Period"). The 2007 Period revenue increase was due to the Company continuing to develop its international sales and marketing activities.

Salaries & Benefits: For the 2007 Quarter, salaries and benefits increased 4% to $88,378 from $84,750 for the 2006 Quarter. For the 2007 Period, salaries and benefits decreased 7% to $254,781 from $273,756 for the 2006 Period. The 2007
Period decrease was due to cutbacks in both the contract and sales positions.

Advertising and Selling - The Company has recorded minimal expenses for advertising throughout the 2007 and 2006 operating years. It is anticipated that these expenses will increase as the Company attends tradeshows and revises its trade literature to reflect results from the increased clinical activity as revenue collections begin to recover, thus allowing more funding for these expenses.

Administrative and Other - Expenses increased 146% to $105,457 for the 2007 Quarter as compared to $42,906 for the 2006 Quarter. These expenses also increased 35% to $247,522 for the 2007 Period as compared to $183,123 for the 2006 Period. These increases were primarily due to travel, patent costs and regulatory expenses as the Company continues to expand its clinical trails process and protect its patent portfolio.
Small increases to other accounts such as insurance have been offset by decreases in utilities and administrative charges.

Professional Fees - Expenses decreased 18% to $68,023 for the 2007 Quarter as compared to $83,335 for the 2006 Quarter and decreased 2% to $308,237 for the 2007 Period as compared to $315,182 for the 2006 Period. The decreases were primarily due to the savings generated from the resignation of the former
CEO and CFO in April, 2007 as well as lower legal fees for patent and regulatory maters. No CEO or CFO fees were recorded for these positions during 2007 resulting in a savings of $48,000 for the 2007 Quarter and $144,000 for the 2007 Period.

Research and development - Expenses decreased 64% to $17,001 for the 2007 Quarter as compared to $47,001 for the 2006 Quarter and decreased 65% to $51,003 for the 2007 Period as compared to $146,803 for the 2006 Period. Allocations for payroll expenses have remained unchanged over these periods. However, the resignation of the former CEO has resulted in a decreased quarterly allocation of $30,000 from professional fees to research and development activities.

Depreciation and Amortization - Expenses decreased 3% to
$11,331 for the 2007 Period as compared to $11,670 for the 2006 Period as older equipment has now become fully depreciated.

Total Operating Expenses - In summary, operating expenses increased 8% to $282,636 for the 2007 Quarter as compared to $261,769 for the 2006 Quarter. However, operating expenses decreased 6% to $873,398 for the 2007 Period as compared to $930,582 for the 2006 Period. The Company has controlled its administrative, marketing, and payroll expenses while continuing to fund legal expenses for operational, regulatory and patent matters.

Income (Loss) from Operations: The loss from operations for the 2007 Quarter was $(282,636) or $(0.00) cents per share as compared to a net loss from operations of $(252,941) or $(0.01) cents per share for the 2006 Quarter.

Liquidity and Capital Resources

As of September 30, 2007, the Company had a cash balance of $25,259 and a working capital deficit of $(2,675,363) as compared to a cash balance of $14,545 and a working capital deficit of $(4,693,711) at December 31, 2006.

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

On April 20, 2007 the Company entered into a Series B Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with GEM SurgiLight Investors LLC ("GEM Investors"), pursuant to which GEM purchased 9,500,000 shares of the Company's Series B Convertible Preferred Stock for a price per share of $.05263 and an aggregate purchase price of $500,000. The Company is in the process of issuing the 118,320,438 common shares necessary to convert the 9,500,000 preferred shares. After the conversion is complete, GEM Investors will hold 154,904,987 of common shares.

On April 20, 2007 the Company and GEM Investors entered into a Secured Line of Credit Loan Agreement whereby the Company will have the right to borrow up to $2,500,000 from GEM. All loans made by GEM Investors to the Company shall accrue interest on the principal amount at a rate of twelve percent (12%) per annum. In the event of a default under the Loan Agreement, the interest rate shall increase to seventeen (17%)
percent.   The Loan is also evidenced by a Promissory Note
dated April 20, 2007 in the aggregate principal amount of $2,500,000 (the "Note"). No payment of principal or interest was due until October 20, 2007, with payments thereafter as determined by the Board of Directors of the Company and GEM Investors, provided that the final payment of all obligations of the Company to GEM Investors shall be due no later than April 20, 2012.

At September 30, 2007 the Company has incurred total indebtedness under the secured line of credit of $1,070,906. GEM Investors' obligation to loan additional funds to the Company is conditioned on several factors, including, but not limited to (i) the approval of GEM Investors, (ii) the Company not being in default under the Loan Agreement or any other agreement between the Company and GEM Investors and (iii) no material adverse changes in the financial condition of the Company. Proceeds from the sale of the of the Series B Convertible Preferred Stock and the Loan have been used to repay former CEO Colette Cozean and former CFO Stuart Michelson a portion of amounts owed them by the Company and for general working capital.

On April 20, 2007, payments were made to Colette Cozean
(the Company's former CEO) and Stuart Michelson (the
Company's former CFO) in the amounts of $526,151 and $89,342, respectively, which represented one-half of the obligations for services, expenses and loans at December 31, 2006. Ms. Cozean and Mr. Michelson filed UCC financing statement to secure these loans as well as other unpaid fees due Cozean and Michelson with the Company's intangible assets. In April 2007, the Company agreed to pay, commencing June 1, 2007, twelve (12) equal installments to satisfy the remaining liabilities of $526,151 and $89,342 pursuant to a Consulting Agreement with Cozean and a Repayment Agreement with Michelson. Beginning October 1, 2007, the Company defaulted on the monthly installment due to both Cozean and Michelson leaving a balance owed of $346,673 to Cozean and $59,551 to Michelson. To the extent that the obligations are secured, the security interest of Cozean and Michelson are pari passu with the security interest of GEM SurgiLight Investors LLC.

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

Substantial Indebtedness

We have a substantial amount of indebtedness. As of September 30, 2007 the total indebtedness was $4,197,161 (including accounts payable and accrued expenses of $2,533,203, short-term notes payable comprised of $473,052 in loans from shareholders, other investors and vendors for services, customers deposits of $120,000, and line of credit debt of $1,070,906. In addition, beginning October 1, 2007, the Company defaulted on the monthly installment to both Cozean and Michelson leaving a balance owed of $346,673 to Cozean and $59,551 to Michelson. Ms. Cozean and Mr. Michelson have filed financing statements with respect to security interests in certain of the Company's assets.

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

Dilution

The Series B Convertible Preferred Stock issued to GEM Investors in April 2007 was convertible into 55% of the outstanding shares of common stock on a fully diluted basis at the time of conversion. In addition, in May 2007, the Company agreed to convert $319,217 in interest owed to GEM Fund into 25,537,360 shares of common stock, as well as additional shares for payment on interest due through September 21, 2007. The issuance of shares upon conversion of the GEM Fund debentures, including an additional 11,697,652 shares intended for the GEM Fund, have caused significant dilution to our stockholders.

The resale by GEM Fund or Knobbe, Marten, Olsen & Bear, L.L.P, (the "Investors") of the common stock acquired from conversion of past debentures will increase the number of our publicly traded shares, which could depress the market price of our Company's common stock. However, Knobbe, Marten, Olsen & Bear is limited as to the amount of shares it may sell to not more than fifteen percent (15%) of our common stock's previous days trading volume. GEM is limited as to the amount of shares it may sell on any single day to the lesser of (i) ten percent (10%) of that current trading day's trading volume, or (ii) seven and one half percent (7.5%) of the average trading volume for the prior fifteen (15) trading days. If the Investors choose to purchase our common stock at a time when the stock price is low, our existing common stockholders will experience substantial dilution. The issuance of shares to the Investors may therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of the common stock.

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

As of November 14, 2007, 96,265,099 shares of common stock, 9,500,000 shares of preferred stock, options to purchase 3,590,616 shares of common stock and 3,472,222 warrants were outstanding. Furthermore, we may issue additional options for up to an additional 1.8 million shares of common stock pursuant to the 2001 Stock Option Plan, and we can also issue additional warrants and grant additional stock options to our employees, officers, directors and consultants, all of which may further dilute our net tangible book value per share.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.
This report (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements related to anticipated future revenues of the Company, success of current product offerings, ongoing clinical trials, expectation in litigation, and success of future debt or equity offerings.

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

There have been no significant changes in internal controls over financial reporting (as defined in Rule 13a-15(f)) during the three months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                         PART II

                   OTHER INFORMATION

Item 1. Legal Proceedings

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

In June 2004, GEM Fund filed a lawsuit and a request for a preliminary injunction in New York against SurgiLight and certain of its officers and directors, to require the Company, among other things, to issue GEM Fund additional shares under its convertible debenture, which the Company was unable to accommodate until additional shares were authorized by the shareholders. On April 20, 2007 the Company and GEM Fund agreed to settle the dispute. As part of that settlement, the Company remained obligated to issue the remaining shares to satisfy the $1,088,154 liability once additional common shares were authorized by an amendment to the Company's Articles of Incorporation. Such amendment became effective as of September 21, 2007. All shares due to GEM Fund have been issued by the Company.

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

During January 2006 the Company received a temporary injunction that prohibits Mr. Lin from contesting the ownership of 33 patents or patent applications worldwide. In December 2005, the European patent office, in recording the Company's assignment of a certain patent, rejected Dr. Lin's claims with regard to that patent. This was the only assignment he had attempted to contest.

Other Litigation: From time to time, the Company is party to other litigation. The Company and its counsel believe this litigation is not material.

Item 2. Changes in Securities

As of November 14, 2007, 96,265,099 shares of common stock, 9,547,000 shares of preferred stock, options to purchase 3,590,616 shares of common stock and 3,472,222 warrants were outstanding, and were held of record by approximately 231 persons.

Sale of Preferred Stock: On April 20, 2007 the Company entered into a Series B Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with GEM SurgiLight Investors LLC ("GEM Investors"), pursuant to which GEM purchased 9,500,000 shares of the Company's Series B Convertible Preferred Stock for a price per share of $.05263 and an aggregate purchase price of $500,000.

Purchase of Common Stock: During May 2007, GEM Investors purchased 3,052,000 shares of common stock from the United
States Marshall's Office, at a purchase price of $.01 per share.

Issuance of Common Shares - On May 25, 2007 the Company issued 3,958,742 shares of common stock as a partial payment to GEM Fund on the interest that has accrued on the defaulted $1,088,154 note payable balance. Once this issuance was completed, the Company had issued all 60,000,000 authorized shares of its common stock.

On September 21, 2007, after increasing its authorized common shares from 60,000,000 to 300,000,000, the Company issued the following shares:

 Shareholder   Common Shares   Description
  -----------   -------------   -----------
  GEM Fund        24,886,897    Note Payable Interest
  GEM Fund        11,697,652    Note Payable Principal Balance
                  ----------
  Total Shares
   Issued         36,584,549


Item 3. Defaults Upon Senior Securities

On April 20, 2007, payments were made to Colette Cozean
(the Company's former CEO) and Stuart Michelson (the Company's former CFO) in the amounts of $526,151 and $89,342, respectively, which represented one-half of the obligations for services, expenses and loans at December 31, 2006. Ms. Cozean and Mr. Michelson filed
UCC financing statement to secure these loans as well as other unpaid fees due Cozean and Michelson with the Company's intangible assets. In April 2007, the Company agreed to pay, commencing June 1, 2007, twelve (12) equal installments to satisfy the remaining liabilities of $526,151 and $89,342 pursuant to a Consulting Agreement with Cozean and a Repayment Agreement with Michelson. Beginning October 1, 2007, the Company defaulted on the monthly installment due to both Cozean and Michelson leaving a balance owed of $346,673 to Cozean and $59,551 to Michelson. To the extent that the obligations are secured, the security interest of Cozean and Michelson are pari passu with the security interest of GEM SurgiLight Investors LLC.


Item 4. Submission of Matters to a Vote of Security Holders

On April 19, 2007, the Board of Directors of the Company approved an amendment to the Articles of Incorporation of the Company ("the Amendment"). The holders of an aggregate of 36,753,933 shares of capital stock entitled to vote, representing approximately 52.9% of the 69,500,000 shares of the total issued and outstanding shares of voting stock of the Company approved the actions on July 17, 2007 by written consent in lieu of a meeting.

The Amendment provides that (a) the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time shall be increased to three hundred million (300,000,000) shares of common stock at par value of $0.0001 with no preemptive rights and (b) the voting rights of the blank check preferred stock will be changed to remove a voting restriction on the Company's preferred stock. The Company distributed an information statement to its shareholders pursuant to the Securities Exchange Act and the Amendment was effective on September 21, 2007.

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

   Date: November 14, 2007


     /s/ Timothy J. Shea
     -------------------
     Timothy J. Shea, President, COO, Secretary

     /s/ Mark Murphy
     --------------------
     Mark Murphy, CFO